Form 10KSB
period 2006-12-31
Secure Netwerks, Inc.
filed 2007-04-02
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52227

SECURE NETWERKS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-4910418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10757 So. River Front Pkwy, Suite 125
South Jordan, Utah	84095
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2570
Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [     ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [X]

The Company’s revenues for the fiscal year ending December 31, 2006 were $301,982.

The aggregate market value of the Company’s voting stock held by non-affiliates multiplied by the offering price is not ascertainable because the Company has not yet received a trading symbol from the NASD.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 21, 2007, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE STATEMENTS REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES.  THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY’S BUSINESS, SEE “RISK FACTORS.” UNDER “ITEM 1.  DESCRIPTION OF BUSINESS.”

Unless the context requires otherwise, references to the Company are to Secure Netwerks, Inc.

PART I.

ITEM 1:  DESCRIPTION OF BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis set forth herein contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results.  From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral.  Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance.  These statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipates,” “intends,” “plans,” “expects,” “will,” and other words and phrases of similar meaning.  In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying risk factors, listed below, that could cause the Company’s actual results to differ materially from expected and historical results.  It is not possible to foresee or identify all such factors.  Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

Operating Risks

Our Independent Auditors Have Expressed Uncertainty About Our Ability to Continue as a Going Concern, Which May Dissuade Others From Doing Business With Us.  Our independent auditors have raised substantial doubt about our ability to continue as a going concern.  Because other organizations that seek to do business with Secure Netwerks often request a copy of our audit report, their perception of our company may be negatively influenced.  For example, we may not be able to obtain invoice payment terms and price discounts from equipment manufacturers because we may be viewed as a credit risk, which could lead to a loss of sales opportunities if we do not have sufficient cash flow to pay for our inventory upon receipt or cannot make a profit on the sale of such equipment without such discounts.  To date, no manufacturers have discontinued their discount programs with us, but we cannot assure you that such manufacturers will continue to provide us discounts in the future.

We Risk Losing Some of Our Key Personnel Because of Our Fluctuating Revenues and Cash Flows .  Secure Netwerks’ success depends, in large part, upon the talents and skills of its management and key personnel, principally Chene Gardner, our Chief Executive Officer, and Ryan Gloshen and Jonathon Bish, our principal salespersons.  Our sales force is paid variable amounts based largely upon sales receipts, and therefore their incomes can fluctuate substantially from month to month..  To the extent that any of our key personnel are unable or refuse to continue their association with Secure Netwerks, a suitable replacement would have to be found.  We do not have employment agreements with any of our personnel and therefore we do not have restrictions on the ability of former employees to compete with us.  Further, we do not have key man life insurance on any person in our company and could not therefore be compensated for the loss of any individual due to death or disability.  We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel or that we could retain such replacements for an affordable amount.

Our Chief Executive Does Not Work Exclusively for Secure Netwerks and May Face Time Conflicts Which Could Compromise His Availability to Manage Our Company.  Chene Gardner, our Chief Executive Officer, is also the controller for SportsNuts, Inc. the Chief Financial Officer for Cancer Therapeutics, Inc., and the Chief Executive Officer for Global Network, Inc.  His role in these organizations puts substantial constraints on his time which may detract from his ability to manage the business of Secure Netwerks effectively.  Mr. Gardner spends approximately one third of his time working for Secure Netwerks.  We cannot assure you that Mr. Gardner will be able to avoid scheduling and time conflicts in the future, which may impair his performance as our Chief Executive Officer.

OurBusiness is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $193,227 as of December 31, 2006.

We Risk Losing Business Due to In-House Technology Personnel.  We have found an increasing tendency of medium sized businesses to rely on internal personnel to service and maintain computer networks, even if such personnel are not properly trained to perform the tasks required.  Because these persons may not be adequately trained, they may not be aware of the needs of their businesses to acquire updated equipment.  In addition, even though these persons remain the point of contact for our sales personnel, they are typically unable to make purchasing decisions regarding computer equipment without securing permission from management or another department who may be resistant to such purchases without having interface with a trained sales representative.  Finally, internal technology personnel can also themselves be resistant to bids for service projects because they may feel threatened by specialized outside service technicians who are generally more skilled and may detect errors in the manner in which systems and networks have been managed by in-house personnel in the past.  If the trend of relying on internal technology personnel continues, we may not be able to secure agreements with medium-sized organizations or may be forced to dramatically change our sales techniques which has no guarantee of success.

Our Business Could be Adversely Affected From Cheaper Outsourced Services Provided Overseas.  We are facing increasing competition from outsourced lower overhead firms in India, Russia, and other rapidly developing technology sectors around the world.  These firms also have access to low-cost personnel who are fluent in English and are proficient in software languages, which enable them to bid for service projects at a substantially reduced rate from what we are able to provide.  Although there are certain configuration, testing and setup services which are difficult to provide remotely, we cannot assure you that such firms will not be able to provide such services in the future and that our revenues will not be adversely affected.

We will Require Additional Financing for Expansion and other Functions Which Might Only be Procured on Disadvantageous Terms.  We will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses such as additional payroll and employee training.  We cannot assure you that we will be able to raise additional funds or that financing will be available to Secure Netwerks on acceptable terms.  Lack of additional funds could negatively affect our business, particularly if we do not possess sufficient cash or are not provided credit facilities to purchase equipment in connection with a large customer order.

You Could be Adversely Impacted from Any Additional Financing We Receive Due to Dilution or Restrictive Covenants.  Your investment in Secure Netwerks could be negatively affected because of certain factors which may accompany any financing.  For example, we may issue our equity securities or securities convertible into our equity at an effective price which causes substantial dilution to your ownership in Secure Netwerks.  Any such financing may also contain provisions which may restrict our ability to consummate certain transactions such as a pledge or sale of our assets, an extension of credit, or borrowings, all of which may impair the operation of our business.

We Compete With Substantially Larger Companies That May be Better Positioned to Win Larger and More Profitable Contracts.  In attempting to market our services to medium and larger organizations, we compete with substantially larger companies which have greater name recognition and financial resources to price their services and, in particular, computer products which are purchased through them.  Accordingly, we may not be able to effectively compete for larger outsourcing and purchasing contracts unless and until we possess additional financial, marketing, and technical resources.

We May Lose Our Status as an Authorized Reseller Which Could Prevent Us From Selling Certain Computer Equipment.  Secure Netwerks success and its outsourced service contracts are substantially dependent upon our ability to deliver our clients high quality products which requires that we continue as an authorized reseller for manufacturers.  These manufacturers typically have various conditions which must be met in order to retain such reseller authorization, such as product proficiency certifications, licenses, and volume purchases.  Because computer equipment and related software is constantly being modified and upgraded, we may lose our status as an authorized reseller because we have not provided sufficient ongoing training to our employees.  Furthermore, we could also lose such status because we lack the financial capacity to secure large volume orders.  Where we purchase equipment from a wholesale reseller instead of the manufacturer, we do not control whether or not our suppliers continue to sell us such wholesale products.  Any substantial interruption in our ability to supply discounted products to our clients would have a material adverse effect on our business, operating results, and financial condition.

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of December 31, 2006, Secure Netwerks has an accumulated deficit of $193,227.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

There has Never Been a Public Market For Our Shares and You May Therefore Never be Able to Sell Your Shares in the Public Market.  Prior to this registration statement, there has been no public market for the common stock of Secure Netwerks.  If a public market for the common stock does develop at a future time, sales of shares by shareholders of substantial amounts of common stock of Secure Netwerks in the public market could adversely affect the prevailing market price and could impair our future ability to raise capital through the sale of our equity securities.

Even if the Shares of Secure Netwerks are Quoted on a Trading Medium, You May Lack Liquidity in Your Shares.  Because in the future, our stock may trade on the over-the-counter bulletin board, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.  The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market.  The bulletin board does not operate under the same rules and standards as the Nasdaq stock market, including, for example, order handling rules.  The absence of these rules and standards may make it more difficult for a stockholder to obtain execution of an order to trade and to obtain the price they wanted for a trade.  This means our shareholders may not be able to sell their shares when they want for a price they want.  In addition, because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.  Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on Nasdaq.  Investors’ orders may be filled at a price much different than expected when an order is placed.  Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.  Bulletin board transactions are conducted almost entirely manually.  Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.  Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.  Further, a registered broker-dealer must submit an application to the National Association of Securities Dealers to enable our stock to be listed on the bulletin board.  Because the National Association of Securities Dealers

will conduct their own review of Secure Netwerks and its business, we cannot assure you that we will be successful in getting Secure Netwerks listed on the bulletin board or any other quotation medium.

We Have Never Issued a Dividend and You May Never Receive a Dividend in the Future and Must Rely Solely on a Possible Increase in the Value of Your Shares to Achieve any Return on Your Investment in Lieu of Dividend Income.  Secure Netwerks has never issued a dividend and we do not anticipate paying dividends on our common stock in the foreseeable future.  Consequently, you should not rely on an investment in Secure Netwerks if you require dividend income.  Any return on your investment in Secure Netwerks will come from the potential appreciation in the value of your shares, which is inherently uncertain and unpredictable.  Furthermore, we may also be restricted from paying dividends in the future pursuant to subsequent financing arrangements or pursuant to Delaware law.

Because Our Liability is Limited, Neither You nor Secure Netwerks May be Able to Hold Management Liable for Certain Breaches of Duty.  Secure Netwerks has adopted provisions in its Certificate of Incorporation which limit the liability of our officers and directors and provisions in our bylaws which provide for indemnification by Secure Netwerks of our officers and directors to the fullest extent permitted by Delaware corporate law.  Secure Netwerks’ Certificate of Incorporation generally provide that its directors shall have no personal liability to Secure Netwerks or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit your ability to hold directors liable for breaches of fiduciary duty.

You Could be Diluted from the Issuance of Additional Common and Preferred Stock.  Presently, Secure Netwerks has 500,000 shares of common stock outstanding and no shares of preferred stock outstanding.  Secure Netwerks is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  To the extent of such authorization, the Secure Netwerks board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient.  The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

CORPORATE ORGANIZATION

Secure Networks, Inc. was initially formed in the state of Utah on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2006 as Secure Netwerks, Inc.  Secure Netwerks was a wholly-owned subsidiary of SportsNuts. Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  On March 1, 2007, the shares of Secure Netwerks were spun-off to the shareholders of SportsNuts, Inc.  As of March 21, 2007, Secure Netwerks had 266 shareholders of record.

THE BUSINESS OF SECURE NETWERKS

Overview

Secure Netwerks is a computer and technology hardware reseller to businesses and other organizations.  Most of our clients are small and medium sized organizations, although we do attempt to market our products and services to larger organizations.  We also outsource technology-related services to provide a full solution basket of technology products and services including hardware, software, network development and services.  Our clients consist of some retail purchasers and small to medium-

sized organizations, operating mostly in North America, but do have occasional clients in Europe.  Our website is located at www.securenetwerks .com.

Every company is different, and we treat every company differently depending on their needs assessment.  Our assessment of client technology needs does not just involve building technology systems.  We focus on the business strategies of our clients. The highlights of Secure Netwerks's approach include a phase, often around eight weeks, entitled Technology Discovery Session (TDS), that identifies the data, technical, business and functional requirements, creates a conceptual design of the overall solution, develops a visual prototype of the application, and delivers a solution roadmap for implementation.

            We first focus on collecting current hardware, software and procedures, business processes, personnel requirements and any other additional information that is deemed necessary. We then document the collected information to the extent required to adequately define the desired result. Subsequently, we focus on developing the future hardware, software and procedures to support the technology drivers for the organization. As part of this approach, we identify gaps between the client’s technology and their desired technology.  We identify improvement / effectiveness measures that will assist the organization in achieving its current and future vision.

Many client organizations not only need the information technology products that we sell, but they need some of the services our partner provides.   Synerteck, Inc., is our partner that provides these services including installation, network design, website development, website hosting, and telephony networking.  We pay Synerteck $30 an hour per service person, and 50% of the profit received for the service provided to our clients.  We do not have a written agreement with Synerteck, Inc., but continue to work together on projects. We have maintained a relationship with Synerteck since we started our business in February, 2004.  We pay Synerteck 50% of the profit we receive from each client Synerteck refers to us.  Historically, Synerteck has referred approximately 25% of our clients to us.  Synerteck only gets paid when we get paid by our clients.

Our Approach

Sales and Marketing.  We focus our sales and marketing efforts primarily in the intermountain west region including Utah, Montana, Wyoming, Idaho, Nevada, New Mexico, and Colorado.  Our direct sales and support personnel provide new account creation and management, enhanced communications and long-term relationship-building with our existing and potential customers.  Given the current need of businesses and other organizations in the western United States for information technology hardware and related services, we do not anticipate expanding our sales and marketing to other regions of the United States in the near future.

Each of our salesperson’s compensation is commission-based.  Sales leads are derived from individual business contacts and customer referrals from strategic partners, as well as available industry research and reports.  We do not have any written or oral agreements with strategic partners to provide referrals.  Most of our referrals from strategic partners have come from our service partner, Synerteck Incorporated.  When Synerteck’s clients need computer hardware or software, they refer the business to Secure Netwerks.

We also secure leads via subscription to a lead referral program.  We receive a list of potential customers, and our sales force calls each lead to offer information technology products.  Our lead referral program we use is Amerilist located at 978 Route 45, Suite L2, Pomona, NY 10970.  We have received approximately 40% to 50% of our clients from this program.  We do not have any written agreements with Amerilist.  Amerilist invoices us for a list of potential customers and we must pay the invoice amount before we receive the lead referral lists.  We are under no obligation to purchase any leads from Amerilist.

Our sales efforts are intended to focus on the business drivers of our clients’ technology initiatives and needs.  We utilize our experienced sales personnel as well as outside consultants as part of our team approach to sales.  These outside consultants include the staff of Synerteck Incorporated and various independent technology technicians.  We use outside consultants for approximately one-half of our clients.  We have no agreements with outside consultants because each project is negotiated separately and the outside consultants are engaged for each specific project.  Our sales personnel participate in training programs designed by our suppliers to provide new information about new and upgraded products.  These training programs also assist our sales personnel on the latest industry innovations and sales techniques.

Products and Outsourced Services

We bring value to our clients that purchase computer equipment by introducing them to our strategic partners, including technology service providers, equipment leasing providers and programmers in the information technology industry.  Our relationships with these strategic partners allow us to offer a comprehensive and cost-effective technology solution to almost any organization.  Through Secure Netwerks and its partners, our clients can access the following range of hardware sales and services:

•	Technology Hardware sales. We are a valued-added reseller of the following computer and computer-related products:

o	Hardware: Intel-based servers, personal computers and laptops supporting Windows, Macintosh, Unix, Linux, and Novell operating systems.

o
Peripherals: Printers, monitors, personal digital assistants, handheld scanners, and other computer equipment related to the operation of computers, servers, laptops, photocopiers, scanners, projectors, audio-visual systems, routers, firewalls, OEM computer equipment, security and conference cameras and security systems

o
Software:    Microsoft Windows and Apple Macintosh retail boxed products that relate to the operation of computer, servers, and laptops.  Those software products include the operating system sold separately as well as with the original hardware.

All of the products sold by Secure Netwerks are manufactured by others.  We have not experienced any difficulties in obtaining requested hardware or software from the manufacturers, and consequently do not anticipate any difficulties in obtaining such hardware or software for future sales contracts.   We are a value-added reseller because we bring value to each sale by analyzing the needs of each client and educating the client on the features and benefits of each of the products we sell.

•
Telecommunication Systems Services and Integration.  We have seen an increase in the number of our clients needing communications devices that interact with networks and e-mail servers.  We provide a service that includes mobile phone and wireless device support.  In addition, we can also provide voice-over internet protocol access for our clients that want to enhance the use of their network services and minimize their long distance telephone charges.  Voice-over internet allows customers to take their phone numbers and voicemail wherever they go, and place and transfer calls between branch offices with cost effective long distance charges. Calls can be routed through the Internet connection to each office.  We offer many types of telephones and telephone systems including wireless, standard desktop phones, and computer based software phones.

•
Outsourced Equipment Leasing.  Power4Financial LLC, our strategic partner, provides outsourced leasing services for our clients that want to purchase hardware from us using lease financing.  We typically charge our clients between 1% and 2% of the total lease value for this service as an arrangement fee.  We do not have an agreement with Power4Financial, but plan to continue to use their equipment leasing services for our clients.  When we refer clients to Power4Financial, our primary income comes from the sale of the equipment that will be financed under the lease.  We are only paid for the equipment and the 1% to 2% arrangement fee after the lease is approved and the lease funds the purchase of the equipment.

•
Application Programming.  Depending upon the budget, timetable, and business rules that govern a project, we partner with local and offshore programmers to build customized enterprise applications.  Customized enterprise applications are necessary because our clients have different business needs.  For example, a university has different needs from a newspaper company.  These programmers customize products for the specific needs of each business.  Our programming partners are proficient in MySQLTM, OracleTM, and SequelTM database applications, as well as PHPTM, JAVATM, and MicrosoftTM .NET web application programming languages.

•
Outsourced Technology Service.  Synerteck Incorporated, a Utah based service provider, provides service solutions to our clients.  We have a close working relationship with Synerteck.  Synerteck has experience providing desktop support, network and hardware maintenance, as well as building complex local area and wide area network configurations for small and large businesses.

Principal Suppliers

We do not have any written agreements with our principal suppliers.  Purchases are made by credit card, cash or check on delivery, or on account with suppliers where credit has been established.  Below is a summary of our principal product suppliers and the terms for the purchase of goods:

Supplier                                                                     Terms

Ingram Micro, Inc.                                                                   Credit account, Balance due 30 days from order date
Wintec Industries, Inc.                                                           Credit account, Balance due 30 days from order date
Tech Data Corporation                                                           Credit card, Cash or check on delivery
Synnex Corporation                                                                Credit account, Balance due 30 days from order date
Tessco Technologies Incorporated                                     Credit account, Balance due 30 days from order date

We work hard to foster close relationships with these vendors and maintain a high level of accreditation for the benefit of our customers.  These Principal Suppliers sell their products to us at a wholesale price, and we sell to our clients at a retail price.  We are quoted specific prices either by telephone or by the use of the websites of these principal suppliers.  Prices vary as they are quoted to us, and are not set.  There are no price discount indicators.  We search each supplier for the best price. Our agreements with these principal suppliers give us terms and conditions for our payment obligations for the computer hardware and software we resell to our customers.  We must pay the principal amount we owe each supplier within 30 days of the invoice from the supplier.  In the even that we do not pay the invoice within the 30 day time period, our suppliers charge between 8% and 12% per annum for late payments.

Research and Development

We attempt to stay abreast of changes in the information technology industry and also attempt to increase the level of product knowledge of our current staff.  During the calendar year 2005, our three full-time employees, two part-time employees, and other project-based contract personnel received approximately 100 hours of training.  Other research and development activities include the use of instructional collateral materials.  We estimate that we have spent approximately 200 hours in each of our two prior fiscal years on research and development activities.  None of the expenses associated with these activities has been borne directly by our customers.

GOVERNMENT REGULATION

The business of Secure Netwerks is not currently subject to substantial federal, state, or local government regulation.  We are not subject to any significant environmental laws or regulations, and do not anticipate excessive levels of U.S. federal or state government regulation of our business.  Secure Netwerks is subject to standard taxation rates for sales, income, and other activities in the United States and does not pay taxes overseas.

COMPETITION

There are thousands of resellers of technology hardware and software with similar products and service offerings as Secure Netwerks.   Because our business is small and our resources are relatively limited, we do not focus our business development activities on larger organizations due to the longer sales cycle involved.   Although we do not focus on larger organizations, we sell to any size of organization.   We believe that many larger organizations already have deeply discounted hardware suppliers.

There are several different kinds of computer retailers within the industry including:

•
Computer dealers: We believe computer dealers often focus on a few main brands of hardware, usually offering only a minimum supply of software, and variable amounts of service and support.  We have found that their prices are usually higher than the larger stores and we are unable to substantiate whether or not their service and support is effective, although we believe that we are very competitive with our service and support;

•
Online retailers:  Online retailers market computer-related products for very low prices.  Some of our competitors in this category include Ebay, Buy.com and Amazon.com.  We believe that although the prices are low for products purchased from online retailers, service and support is limited.

•
Larger hardware resellers:  Larger hardware resellers that market to organizational customers are able to offer very low prices in bulk.  We believe that larger hardware resellers focus their sales efforts on large companies and not on our market focus of small and medium-sized businesses.

•	Retail stores and computer superstores: Retail stores and computer superstores typically offer good walk-in service, with aggressive pricing, and minimal support; and

•
Mail order: Mail order companies offer aggressive pricing. It is our opinion that, for the purely price-driven buyer, who buys products and expects no service, mail order and retail providers of basic computer hardware provide good options for the customer.

We believe that we are different from our competitors because we are focused on providing solutions for small and medium-sized businesses that need diverse products, service and support.  We advise our clients on what products they need to attain their goals for their businesses.  Many of our competitors also focus on small and medium-sized businesses.  We believe that we are competitive with other computer resellers because of our service and support we provide.

Many of our current and potential competitors have longer operating histories and other resources substantially more valuable than ours.  As a result, our competitors may be able to adapt more quickly to changing customer needs.  Our competitors may attempt to increase their presence in the market by forming strategic alliances with other competitors, offering better service to our customers or by giving better prices then we are able to provide.  In order to compete with increasing competition, we may experience a decrease in our profit margin from sales.  We believe that new competitors will be able to enter without much difficulty due to the low barriers to entry into this type of business.  There can be no assurance that we will be able to compete with our competitors in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

Secure Netwerks’ headquarters are located within a 5,600 square foot facility in South Jordan, Utah.  Acadia Properties, LLC, a Utah limited liability company controlled by Kenneth Denos, a member of the board of directors of Secure Netwerks, holds a leasehold interest in the premises, with a written lease agreement commencing March, 2006 at a rate of $10,500 per month.  We utilize approximately one-eighth of these premises for our operations.  We have recently executed a month-to-month sublease with Acadia Properties, LLC for use of this facility and its common areas for Secure Netwerks’ operations in exchange for $1,200 per month.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

Our shares are not presently traded on any exchange or quotation medium and have never been traded publicly.  We are in the process of applying for our shares to be traded on the OTC Electronic Bulletin Board.

We do not have any warrants or options issued or outstanding.

(2)	Holders.

As of March 21, 2007, the Company had approximately 266 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of the company’s financial condition and results of operations in conjunction with the audited financial statements and related notes included in this registration statement.   This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language.  Actual results could differ materially from those projected in the forward looking statements.  You should carefully consider the information set forth above under Item 1 of this Part I under the caption “Risk Factors” in addition to the other information set forth in this registration statement.  We caution you that Secure Netwerks’ business and financial performance is subject to substantial risks and uncertainties.

Overview

Secure Netwerks is a reseller of technology-related hardware and software, including laptops, desktops, networking devices, telecommunication systems and networks, servers and software.  We also provide our clients with some outsourced services necessary to install, educate, run and operate the hardware that we sell our clients.   Our clients consist of small to large organizations.  Currently, we sell hardware and outsourced services to an average of 7 clients each month and 39% of our clients have purchased product more than one time over the course of the past calendar year.  You can learn more about our business at our website located at www.securenetwerks.com.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2006 and 2005.

Revenues.  Our products and services are broken down into two categories for revenue recognition purposes – (i) off-the-shelf hardware/software product sales, and (ii) outsourced information technology services.  Our revenue recognition policy for these categories is as follows:

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.    Advance customer payments are recorded as deferred revenue until such time as they are recognized.

Product sales are derived from the resale of off-the-shelf hardware and software packages.  Product sales are not warranted by Secure Netwerks and may be subject only to warranties that may be provided by the product manufacturer.  Therefore, product warranties have no effect on the financial statements.  We have no sales arrangements encompassing multiple deliverables.

Secure Netwerks generated net revenues of $301,982 for the year ended December 31, 2006, representing a 36% decrease compared to $475,444 in net revenues during the year ended December 31, 2005.  During 2006 and 2005, we received $266,229 and $427,827, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $35,753 and $47,617, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the year ended December 31, 2006 is mainly the result of four large sales of computer hardware which were associated with equipment leases during the first nine months of 2005.  These transactions contributed approximately $219,000 in revenues during 2005.  During 2006, the company recorded $76,145 in similar transactions associated with equipment leases. Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing as large as those in 2005 materialized during 2006.  We do not anticipate that gross revenues from our base product and services will decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.  Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base.  Over the past twelve months, we have provided hardware sales, outsourced networking, programming, website design and hosting services for 33 clients on a continuous basis and approximately 51 clients for one-time projects.

Cost of Sales.  Expenses which comprise cost of sales are the wholesale cost of hardware, software, any accompanying licenses, product sales commissions, and commissions paid in connection with information technology consulting contracts.  Also included in cost of sales are personnel and materials costs to administer these information technology services.  As more organizations utilize our technology services, future expenses included in cost of goods sold will increase as well as potential fee sharing expenses to organizations that assist us in providing these services.

Cost of sales for the year ended December 31, 2006 was $270,391, a 28% decrease from $375,585 during the year ended December 31, 2005.  The decrease is mainly the result of declining sales and the related decreased need to purchase products.  The cost of sales will fluctuate in the future depending on the sales mix.  During the year ended December 31, 2006, the Company sold more hardware and software and provided less in service.  The result was a higher cost of sales percentage due to the sales mix.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the year ended December 31, 2006 were $29,500, a 16% decrease from $35,156 during the year ended December 31, 2005.  The decrease is mainly the result of the change in the way sales personnel are paid.  During 2006, the Company has pushed sales commission incentives rather than base salaries.  This has contributed to the increase in cost of sales as well as the decrease in salaries expenses.  Salaries and consulting expenses could increase if the Company hires additional personnel.

Professional Fees.  Professional fees for the year ended December 31, 2006 were $19,276, representing a 220% increase compared to $6,027 during the year ended December 31, 2005.  The increase was the result of legal and accounting fees associated with the spin-off of from the parent company, SportsNuts, Inc.  Additional legal and accounting fees will be incurred during this transaction period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2006 were $44,600, a 24% decrease from $58,774 during the year ended December 31, 2005.  We did not anticipate a major change in these expenses, however, we endeavor to decrease certain costs associated with rent and occupancy-related expense.  For the years ended December 31, 2006 and 2005, bad debts expense was $2,232 and $17,555, respectively.  The Company is now reviewing new customers more closely for credit worthiness in order to decrease the write off of bad accounts in the future.  During the year ended December 31, 2006, the Company increased its advertising and marketing efforts through the purchase of customer lists as well as attending local trade shows.

Other Income (Expense).  We incurred net other expense of $18,193 for the year ended December 31, 2006 compared to net other expense of $13,044 during the year ended December 31, 2005.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Secure Netwerks has two full-time employees, two part-time employees, and other project-based contract personnel that we utilize to carry out our business.  We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.  We expect to hire more full-time employees in the future.  Although competition for technology sales personnel in the metropolitan Salt Lake City area is intense, because we offer competitive compensation and maintain a productive and collegial work environmental, we don’t believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of December 31, 2006, Secure Netwerks’ primary source of liquidity consisted of $9,640 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

CONTENTS

Report of Independent Registered Public Accounting Firm 15

Balance Sheet 16

Statements of Operations  17

Statements of Stockholders’ Deficit  18

Statements of Cash Flows  19

Notes to the Financial Statements  20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Secure Netwerks, Inc.
South Jordan, Utah

We have audited the accompanying balance sheet of Secure Netwerks, Inc. as of December 31, 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Netwerks, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 23, 2007

SECURE NETWERKS, INC.
Balance Sheet

ASSETS
December 31,
2006
CURRENT ASSETS

Cash and cash equivalents	$9,640
Accounts receivable, net	37,187
Inventory	2,740
Loans receivable	2,049

Total Current Assets	51,616

PROPERTY AND EQUIPMENT - NET	156

TOTAL ASSETS	$51,772

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$22,613
Accrued expenses	101,985
Due to related parties	2,035
Notes payable, current portion	55,850
Notes payable - related parties, current portion	62,516

Total Current Liabilities	244,998

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500
Additional paid-in capital (deficit)	(500)
Accumulated deficit	(193,227)

Total Stockholders' Deficit	(193,227)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,772

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2006	2005

NET REVENUES

Product revenue	$266,229	$427,827
Service revenue	35,753	47,617

Total Net Revenues	301,982	475,444

OPERATING EXPENSES

Cost of sales - product	247,083	351,875
Cost of sales - service	23,308	23,710
Salaries and consulting	29,500	35,156
Professional fees	19,276	6,027
Selling, general and administrative	44,600	58,774

Total Operating Income (Expenses)	363,767	475,542

LOSS FROM OPERATIONS	(61,784)	(98)

OTHER INCOME (EXPENSES)

Interest expense	(23,283)	(18,228)
Interest income	5,090	5,184

Total Other Income (Expenses)	(18,193)	(13,044)

LOSS BEFORE INCOME TAXES	(79,977)	(13,142)

INCOME TAX EXPENSE	-	-

NET LOSS	$(79,977)	$(13,142)

BASIC AND DILUTED:
Net loss per common share	$(0.16)	$(0.03)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital (Deficit)	Deficit	Deficit

Balance, December 31, 2004	500,000	$500	$(500)	$(100,108)	$(100,108)

Net loss for the year ended
December 31, 2005	-	-	-	(13,142)	(13,142)

Balance, December 31, 2005	500,000	500	(500)	(113,250)	(113,250)

Net loss for the year ended
December 31, 2006	-	-	-	(79,977)	(79,977)

Balance, December 31, 2006	500,000	$500	$(500)	$(193,227)	(193,227)

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(79,977)	$(13,142)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Bad debt expense	2,232	17,555
Depreciation	936	935
Changes in operating assets and liabilities:
Accounts receivable	9,784	74,385
Inventory	1,660	(3,750)
Other current assets	(1,831)	554
Accounts payable and accrued expenses	18,277	(24,948)
Due to related parties	(7,400)	1,832

Net Cash Provided (Used) by Operating Activities	(56,320)	53,421

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	4,492	7,800
Payment on notes payable - related parties	(2,000)	(1,000)

Net Cash Provided by Financing Activities	2,492	6,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(53,828)	$60,221

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,468	3,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,640	$63,468

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$2,812	$1,191
Income taxes	$-	$-

Non-Cash Investing and Financing Activities

Accrued expenses converted to notes payable	$-	$80,000

The accompanying notes are an integral part of these financial statements

        SECURE NETWERKS, INC.
               Notes to the Financial Statements
        December 31, 2006 and 2005

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

Secure Netwerks, Inc. (the Company) was formed in the state of Utah on February 4, 2004, with authorized common stock of 10,000,000 shares.  The Company was subsequently reincorporated in the State of Delaware on February 14, 2006 with authorized common stock of 100,000,000 shares and authorized preferred stock of 10,000,000 shares.  Both classes of stock have a par value of $0.001 per share.

A wholly owned subsidiary of SportsNuts, Inc., the Company was created to be a computer and technology hardware and software reseller.  In addition to supplying the computer hardware needs of SportsNuts, Secure Networks has since provided its hardware sales and services to organizations in a variety of industries.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.  The following policies are considered to be significant:

a.      Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting. The Company has elected a calendar year-end.

b.      Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

c.      Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.      Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There are no common stock equivalents as of December 31, 2006 and 2005.

        SECURE NETWERKS, INC.
               Notes to the Financial Statements
        December 31, 2006 and 2005

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.      Basic Net Loss per Share of Common Stock (Continued)
                                                                                                                 December 31,
2006	2005

Net loss (numerator)	$ (79,977)	$ (13,142)
Weighted average shares outstanding (denominator)	500,000	500,000
Basic net loss per share amount	$ (0.16)	$ (0.03)

e.	Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 15-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgement.  As of December 31, 2006, the allowance for doubtful accounts was $3,938.  Bad debt expense was $2,232 and $17,555, for the years ended December 31, 2006 and 2005, respectively.

f.	Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value.  Inventories consist of computer hardware of $2,740 at December 31, 2006.

g.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly.  Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.
   Life                                                2006

Computer Equipment                                                   3 Years                                    $   2,807
Less - Accumulated Depreciation                                                                                     (2,651)

Net Property and Equipment                                                                                   $        156

Depreciation expense for the years ended December 31, 2006 and 2005 was $936 and $935, respectively.

h.	Revenue Recognition

Products and services provided by the Company are broken down into two main categories for revenue recognition purposes, they are: off-the-shelf hardware/software sales and technology related services.  The revenue recognition policy for these categories is as follows:

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.      Revenue Recognition (Continued)

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2006 and 2005, sales are recorded net of the allowance for returns and discounts of $-0-.  Product sales were solely derived from the resale of off-the-shelf hardware and software packages.  Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

i.	Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments.  In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement.  The adoption of SFAS No. 155 has not materially affected the Company’s reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable.  In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value.  The adoption of SFAS No. 156 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In March, 2006, the FASB issued Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority.  Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements.  The adoption of FIN 48 has not materially affected the Company’s reported loss, financial condition, or cash flows.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Bennefit Pension and Other Postretirement Plans.  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income.  In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  The adoption of SFAS No. 158 has not materially affected the Company’s reported loss, financial condition, or cash flows.

j.      Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2006.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $193,227 which may be offset against future taxable income through 2026.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company is a wholly owned subsidiary of SportsNuts, Inc.  During the ordinary course of business there may have been amounts due to or from any of the companies in the consolidated entity.  These amounts are classified as either net receivables or net payables – related parties.  As of December 31, 2006, the Company had a net payable of $2,035.  The Company records all expenses related to their operations in their financial statements, therefore, there are no adjustments which would be required to present the Company’s financial statements as if it had operated as an unaffiliated entity for the entire year.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 4 -    NOTES PAYABLE

Notes payable consisted of the following:                                                                           December 31,
        2006
Note payable to a company, interest at 24% per
 annum, due on demand, unsecured                                                                                            $ 7,100

Notes payable to individuals, interest at 10% per
 annum, due on demand, unsecured                                                                                              48,750

Total Notes Payable 55,850
Less: Current Portion                                                                                                                      (55,850)

Long-Term Notes Payable                                                                                                    $                 -

NOTE 5 -       NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following: December 31,
           2006

Note payable to a related individual, interest at 24%
 per annum, due on demand, unsecured                             $31,266

Note payable to a related individual, interest at 10%
 per annum, due on demand, unsecured                               6,250

Note payable to a related individual, interest at 10%
 per annum, due on demand, unsecured                                25,000

Total Notes Payable – Related Parties                               62,516
Less: Current Portion                                                                                                                  (62,516)

Long-Term Notes Payable – Related Parties                                                                      $                  -

NOTE 6 -       EQUITY TRANSACTIONS

500,000 common shares of Secure Networks, Inc. (Utah) were issued to the incorporator upon incorporation which included the assumption of $25,196 in liabilities resulting in an additional paid-in capital deficit of $25,696 upon issuance.

500,000 common shares of Secure Netwerks, Inc. (Delaware) were issued on the basis of 1-for-1 for all of the outstanding shares of Secure Networks, Inc. (Utah) as part of the Company’s reincorporation into the State of Delaware.  All references to shares issued and outstanding in the financial statements have been retroactively restated to reflect the effects of this change in capital structure.

On February 14, 2006, the Board of Directors approved the Company’s amended and restated Articles of Incorporation (Amendment).  The Amendment increases the authorized shares of common stock from 10,000,000 to 100,000,000 shares.  The Amendment also provides for a new class of preferred stock with 10,000,000 shares authorized.  The rights and preferences of the preferred stock have yet to be determined.  Both common and preferred stock have a par value of $0.001.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 7 -       FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.

NOTE 8 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2006 of approximately $193,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2007 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A:  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of 1934) as of December 31, 2006 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Name	Age	Position(1)
Walter Pera	62	Chairman of the Board
Chene Gardner	42	Chief Executive Officer, Chief Financial Officer and Director
Kenneth I. Denos	38	Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Walter Pera, age 62, is the Chairman of the board of directors of Secure Netwerks.  Mr. Pera was appinted as Chairman of the board of directors of Secure Netwerks in March, 2004.  Mr. Pera has been the Chairman of the board of directors of Secure Netwerks since its inception.  Mr. Pera also serves as the President of RTW Management, Inc., a transportation provider and management company, and has served in this capacity since September 2003.  Mr. Pera is also the President and principal of 32 Enterprises LLC which owns Exchange night club, operating in Salt Lake City, Utah, and has served in this capacity since February 2006.  Mr. Pera was President of EcourseMaster Inc., an internet-based education company specializing in developing and deploying specialized training over the internet for corporate clients from March 2001 until April 2003.  Mr. Pera holds a Bachelor of Science degree in electrical engineering from Colorado State University, and a Masters in Business Administration from

Brigham Young University.  Mr. Pera served in the United States Navy from 1962 to 1966.  Mr. Pera is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Chene Gardner, age 42, is the Chief Executive Officer and Chief Financial Officer of Secure Netwerks and a member of the Secure Netwerks  board of directors.  Mr. Gardner was appointed Chief Executive Officer, Chief Financial Officer and  member of the board of directors of Secure Netwerks  in March, 2004.  Mr. Gardner has been the Chief Financial Officer of Secure Netwerks since its inception.  Mr. Gardner also serves as the financial controller for SportsNuts, Inc., the parent corporation of Secure Netwerks , and has served in this capacity since September, 1999.   Mr. Gardner has been the Chief Financial Officer and member of the board of directors of Cancer Therapeutics, Inc., a cancer biotherapy company since May 2004.  Mr. Gardner has served as the Chief Executive Officer of Global Networks, Inc., an advertising company from March, 2005 to the present.  Mr. Gardner has also served as the Chief Financial Officer and member of the board of directors of Synerteck, Inc., an IT service provider and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 from April, 2001 until December 2005.   From January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Kenneth I. Denos, age 39, has been a member of the board of directors of Secure Netwerks since its formation in March, 2003.  Mr. Denos also serves as the Chief Executive Officer and a director of SportsNuts, Inc., the parent corporation of Secure Netwerks  and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  Mr. Denos has served as a member of the SportsNuts, Inc. board of directors since April, 1999 and has served as its Chief Executive Officer since March, 2000.  From April, 1999 until March, 2000, he served as Executive Vice President and General Counsel for SportsNuts.  From November, 1998 until April, 1999, he served as Executive Vice President of SportsNuts.com, Inc., a privately held corporation in which a controlling interest was acquired by SportsNuts, Inc. (the parent corporation of Secure Netwerks ) in April, 1999.   Since May 2006, Mr. Denos has served as the Chief Executive Officer of Ifex Innovation Finance and Equity Exchange N.V. (FSE:IFEX), an Amsterdam-based business advisory firm. Since June 2005, Mr. Denos has served as the member of the board of directors of Moore, Clayton Capital Advisors, Inc., an investment advisor to Equus II Incorporated (NYSE:EQS)  and registered pursuant to the Investment Advisors Act of 1940.  From January, 2004 until October, 2005, Mr. Denos served on the board of directors of Healthcare Enterprise Group PLC (LSE:HCEG), a London-based healthcare products distribution firm.  From February, 2005 until February, 2006, Mr. Denos served on the board of directors of Tersus Energy PLC (LSE:TER), a London-based alternative/renewable energy company.  From March 2001 until December 2005, Mr. Denos also served as a Synerteck Incorporated member of the board of directrors, a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  From March, 1996 until November, 1998, Mr. Denos was an attorney with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, P.C.    Mr. Denos is a licensed attorney in the State of Utah and is a member of the American Bar Association.  Mr. Denos holds a Bachelor of Science degree in Business Finance and Political Science, a Master of Business Administration Degree, and a Juris Doctor, all received from the University of Utah.  Other than SportsNuts, Inc., Mr. Denos is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Compensation of Directors

Although we anticipate compensating the members of the Secure Netwerks board of directors in the future at industry levels, the current members are not paid cash compensation for their service as directors.  Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.  We are contemplating the issuance of stock or stock options of shares of Secure Netwerks to our directors for their service on the Secure Netwerks board of directors.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the board of directors during 2006, the board of directors held no meetings during the fiscal year ended December 31, 2006.

Secure Netwerks does not have Audit or Compensation Committees of the board of directors because each director of Secure Netwerks reviews the financial statements and independent audits of Secure Netwerks.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer and any person performing similar functions). A copy of our code of ethics is publicly available on our website at www.securenetwerks.com under the caption “INVESTORS."  If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During the 2006 fiscal year Secure Netwerks was a wholly owned subsidiary and was not required by Section 16(a) of the Securities Exchange Act of 1934 to file reports.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2006, 2005 and 2004 by Chene Gardner our Chief Executive Officer and Chief Financial Officer.  Mr. Gardner was appointed as Chief Executive Officer and Chief Financial Officer in March, 2004.  No other executive officer of Secure Netwerks received more than $100,000 in total salary and bonus.  Although Secure Netwerks may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

Summary Compensation Table
Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Chene Gardner CEO and CFO	2006 2005 2004	$12,000 $ 6,000 $ 6,000		$0 $ 0 $ 0	$0 $ 0 $ 0

Employment Agreements

None of our executive officers are subject to an employment agreement with Secure Netwerks.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On March 1, 2007, Secure Netwerks was spun-off of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  As of March 1, 2007 all of the shareholders of SportsNuts received their pro-rata ownership of Secure Netwerks.  Secure Netwerks  has no shares of preferred stock, options, warrants, rights or other instruments convertible into shares of common stock outstanding.

Beneficial Ownership of Secure Netwerks

The following table sets forth certain information regarding the beneficial ownership of Secure Netwerks’ common stock (par value $0.001 per share) as of March 21, 2007 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of Secure Netwerks’ common stock, (ii) each person who has served as a director or executive officer of Secure Netwerks  during 2005 and 2006, and (iii) all persons who have served as a director or executive officer of Secure Netwerks during such years as a group.  As of such date, Secure Netwerks had 500,000 shares of common stock outstanding.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o Secure Netwerks, 10757 South River Front Parkway, Suite 125, Draper, Utah 84095.

	Common Stock
Directors, Executive Officers, 5% Stockholders	Number	Percent of Class(1)
Chene Gardner(2)	0	0%
Walter Pera(3)	0	0%
Kenneth Denos(4)	12,657	2.53%
Prestbury Investment Holdings Limited(5)	103,033	20.61%
Nigel Wray(6)	103,033	20.61%
Nicholas Leslau(7)	103,033	20.61%
Gardner Management, Inc. Profit Sharing Plan and Trust(8)	50,584	10.12%
Moore, Clayton & Co., Inc.(9)	4,415	0.88%
Todd Shell(10)	35,002	7.00%
All directors and officers as a group (3 people)	12,657	2.53%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 500,000 shares of Common Stock outstanding as of March 21, 2007, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Chief Financial Officer and Director of Secure Netwerks.

(3) Chairman of the Board of Directors of Secure Netwerks.

(4) Director of Secure Netwerks.  Includes 8,242 shares of Common Stock of Secure Netwerks held directly by Mr. Denos. Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. (“MCC”), this number also includes 4,415 shares held directly by MCC.

(5) Shareholder of Secure Netwerks.  Includes 103,033 shares held directly by Prestbury Investment Holdings Limited (“PIHL”).

(6) Principal of PIHL and, together with Mr. Nicholas Leslau, the controlling shareholders of PIHL.  Includes 103,033 shares of Common Stock of Secure Netwerks held directly by PIHL.

(7) Principal of PIHL and, together with Mr. Nigel Wray, the controlling shareholders of PIHL.  Includes 103,.033 shares of Common Stock of Secure Netwerks held directly by PIHL.

(8) Shareholder of Secure Netwerks.  Includes 50,584 shares of Common Stock held directly by Gardner Management, Inc. Profit Sharing Plan and Trust.

(9) Shareholder of Secure Netwerks.  Includes 4,415 shares of Common Stock held directly by MCC.

(10) Shareholder of Secure Netwerks.  Includes 24,699 shares of Common Stock held directly by Mr. Shell and 10,303 shares of Common Stock held by Kelli Shell, the wife of Mr. Shell.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon the formation of Secure Netwerks in March 2004, SportsNuts paid $0 for 500,000 shares of Secure Netwerks  common stock and up until March 1, 2007, Secure Netwerks’ sole shareholder.  The consideration paid by SportsNuts in receiving the shares of Secure Netwerks was in exchange for the assumption of $25,196 in liabilities resulting in an additional paid in capital deficit of $25,696 upon issuance.

Secure Netwerks  is subject to a month-to-month sublease with Acadia Properties, LLC, for the use of office and hardware facilities.  We pay Acadia Properties, LLC a rental fee of $1,200 per month, which may increase as our business grows.  Secure Netwerks’ rental fee is based on exclusive usage of approximately one-eighth of the office space of Acadia Properties, LLC, which pays an aggregate rental rate of $10,500 per month and is comparable to rents charged to other subtenants of Acadia Properties, LLC.  We utilize these facilities for the operation of our day-to-day business.  As Secure Netwerks grows and expands, we may seek alternative arrangements for our executive offices and operations elsewhere in the Salt Lake City metropolitan area.  Secure Netwerks’ sublease with Acadia Properties, LLC is attached as an exhibit to this registration statement.  Kenneth Denos is a principal of Acadia Properties, LLC and is a director of Secure Netwerks.

As of June 10, 2004, $80,000 was loaned to Secure Netwerks in the form of the payment of outstanding liabilities on behalf of the Company, and on January 1, 2005, Secure Netwerks issued 4 promissory notes to the following individuals to formalize these non-cash payments in the prior year:

•	Chene Gardner ($6,250) , the Chief Executive Officer of Secure Netwerks;
•	Kenneth Denos ($25,000), Director of Secure Netwerks;
•	John Thomas ($25,000), Secure Netwerks’ corporate counsel; and
•	Travis Pera ($23,750), son of Walter Pera, Chairman of the board of directors of Secure Netwerks.

The notes each mature upon demand, are unsecured, and bear interest at the rate of ten percent per annum.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 7 - Financial Statements Required by Form 10-KSB.”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company, together with the report of
Bouwhuis Morrill & Company, LLC, the Company’s independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, and all fees billed for other services rendered by BMC during those periods.

Year Ended December 31	2006	2005

Audit Fees(1)	$6,238	$5,000
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	_________0____	_______0___

Total Accounting Fees and Services	$6,238	$5,000

  (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-KSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

  (2)  Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements.

  (3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

  (4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

ITEM 1.  INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Secure Netwerks, Inc., a Delaware corporation.(1)
3.2	Bylaws of Secure Netwerks, Inc., a Delaware corporation.(2)
10.1	Sublease Agreement between the Registrant and Acadia Properties, LLC (3)
10.2	Form Purchase Contract (4)
10.3	Promissory Note Issued to Chene Gardner (5)
10.4	Promissory Note Issued to Travis Pera (6)
10.5	Promissory Note Issued to John Thomas (7)
10.6	Promissory Note Issued to Kenneth Denos (8)
10.7	Equipment Lease between Secure Netwerks and Velocity Capital LLC (9)
23.1	Consent of Bouwhuis, Morrill & Company, LLC. (10)
99.1	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SECURE NETWERKS, INC.

Date:                      ___March 30, 2007                                                                    By: /s/ Chene Gardner     Chene Gardner
     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Pera	Director	March 30, 2007
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	March 30, 2007
/s/ Kenneth Denos_	Director	March 30, 2007