Form 10QSB
period 2007-03-31
Secure Netwerks, Inc.
filed 2007-05-15
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

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

(Former name or former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require4d to file such reports), and (2) has been subject to such filing requir4ements for the past 90 days.   Yes [ x ]     No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [   ]     No  [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 31, 2007, the Company had outstanding 500,000 shares of common stock.

Transitional Small Business Disclosure Format (check one)  [   ] Yes [x ] No

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

The Financial Statements of the Company are prepared as of March 31, 2007.

SECURE NETWERKS, INC.
Balance Sheet
(Unaudited)

ASSETS
March 31,
2007
CURRENT ASSETS

Cash and cash equivalents	$7,088
Accounts receivable, net	44,964
Inventory	2,775
Loans receivable	4,420

Total Current Assets	59,247

TOTAL ASSETS	$59,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$24,592
Accrued expenses	100,255
Notes payable, current portion	55,850
Notes payable - related parties, current portion	69,131

Total Current Liabilities	249,828

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500
Additional paid-in capital (deficit)	(500)
Accumulated deficit	(190,581)

Total Stockholders' Deficit	(190,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,247

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Quarters Ended
	March 31,
	2007	2006

NET REVENUES

Product revenue	$30,602	$82,169
Service revenue	28,405	16,480

Total Net Revenues	59,007	98,649

OPERATING EXPENSES

Cost of sales - product	27,867	76,333
Cost of sales - service	6,559	11,715
Salaries and consulting	7,159	13,597
Professional fees	9,625	8,215
Selling, general and administrative	7,405	14,010

Total Operating Expenses	58,615	123,870

INCOME (LOSS) FROM OPERATIONS	392	(25,221)

OTHER INCOME (EXPENSES)

Interest expense	(6,228)	(4,775)
Interest income	374	1,291
Gain on settlement of debt	8,108

Total Other Income (Expenses)	2,254	(3,484)

INCOME (LOSS) BEFORE INCOME TAXES	2,646	(28,705)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$2,646	$(28,705)

BASIC AND DILUTED:
Net income (loss) per common share	$0.01	$(0.06)

Weighted average shares outstanding	500,000	500,000

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Quarters Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,646	$(28,705)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Bad debt expense	-	213
Depreciation	156	234
Gain on settlement of debt	(8,108)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,777)	(20,587)
Inventory	(35)	210
Other current assets	(2,371)	(740)
Accounts payable and accrued expenses	6,322	2,626
Due to related parties	-	(9,435)

Net Cash Used by Operating Activities	(9,167)	(56,184)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	6,615	-
Payment on notes payable - related parties	-	(2,000)

Net Cash Provided (Used) by Financing Activities	6,615	(2,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,552)	$(58,184)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,640	63,468

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,088	$5,284

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$346	$759
Income taxes	$-	$-

SECURE NETWERKS, INC.
Notes to the Financial Statements
March 31, 2007 and December 31, 2005

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2007.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

NOTE 2	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has incurred operating losses of approximately $193,000 from inception of the Company through December 31, 2006.  The Company’s stockholders’ deficit at March 31, 2007 was $190,581.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3	MATERIAL EVENTS

Secure Netwerks, Inc. (the Company) was reincorporated under the laws of the State of Delaware on March 1, 2007 with authorized common stock of 100,000,000 shares and authorized preferred stock of 10,000,000 shares.  Both classes of stock have a par value of $0.001 per share.  The Company was originally formed as Secure Networks, Inc. under the laws of the State of Utah on February 4, 2004 prior to its reincorporation into Delaware.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

    You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual 10-KSB.  This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language.  Actual results could differ materially from those projected in the forward looking statements.  You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report.  We caution you that Secure Netwerks’ business and financial performance is subject to substantial risks and uncertainties.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2007 and 2006.

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

Secure Netwerks generated net revenues of $59,007 for the three month period ended March 31, 2007, representing a 40% decrease compared to $98,649 in net revenues for the three month period ended March 31, 2006.  During the first three months of 2007 and 2006, we received $30,602 and $82,169, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $28,405 and $16,480, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the three month period ended March 31, 2007 is mainly the result of two large sales of computer hardware which were associated with equipment leases during the first three months of 2006.  These transactions contributed approximately $30,500 during 2006.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing as large as those in 2006 materialized during 2007.  We do not anticipate that gross revenues from our base product and services will decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.  Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base.

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

Cost of sales for the three month period ended March 31, 2007 was $34,426, a 61% decrease from $88,048 during the three month period ended March 31, 2006.  The decrease is mainly the result of declining sales and the related decreased need to purchase products.  The cost of sales will fluctuate in the future depending on the sales mix.  As discussed above, during the three month period ended March 31, 2007, the Company sold less hardware and software but provided more in services as compared to the quarter ended March 31, 2006.  The result was a lower cost of sales percentage due to the sales mix.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended March 31, 2007 were $7,159, a 47% decrease from $13,597 during the three month period ended March 31, 2006.  The decrease is mainly the result of the change in the way sales personnel are paid.  The Company has pushed sales commission incentives rather than base salaries.  This has contributed to the increase in cost of sales as well as the decrease in salaries expenses.  Salaries and consulting expenses could increase if the Company hires additional personnel.

Professional Fees.  Professional fees for the three month period ended March 31, 2007 were $9,625, representing a 17% increase compared to $8,215 during the three month period ended March 31, 2006.  The increase was the result of legal and accounting fees associated with the spin-off of from the parent company, SportsNuts, Inc.  Additional legal and accounting fees will be incurred during this transaction period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended March 31, 2007 were $7,405, a 47% decrease from $14,010 during the three month period year ended March 31, 2006.  We anticipated a decrease in these expenses as we endeavor to decrease certain costs associated with rent and occupancy-related expense.  During the three month period ended March 31, 2007, the Company increased its advertising and marketing efforts through the purchase of customer lists as well as attending local trade shows.

Other Income (Expense).  We incurred net other income of $2,254 for the three month period ended March 31, 2007 compared to net other expense of $3,484 during the three month period ended March 31, 2006.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  Other income was also generated by the write-off of certain accounts payable by creditors of the Company resulting in other income of $8,108 during the three months ended March 31, 2007 compared to $-0- during the same period of the prior year.  We do not anticipate any major changes in other income and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Secure Netwerks has four full-time employees, two part-time employees, and other project-based contract personnel that we utilize to carry out our business.  We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.  We expect to hire more full-time employees in the future.  Although competition for technology sales personnel in the metropolitan Salt Lake City area is intense, because we offer competitive compensation and maintain a productive and collegial work environmental, we don’t believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of March 31, 2007, Secure Netwerks’ primary source of liquidity consisted of $7,088 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

When used in this report, the words, “believes,” “plans,” “expects,” and similar expressions are intended by us to identify forward-looking statements within the meaning of and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those we have projected.  These forward-looking statements speak only as of the date hereof.  All of these forward-looking statements are based on our estimates and assumptions, which although we believe them to be reasonable, are inherently uncertain and difficult to predict.  We cannot assure you that the benefits anticipated in these forward-looking statements will be achieved.

We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by Secure Netwerks on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results.  It is not possible for our management to foresee or identify all such factors.  Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of 1934) as of March 31, 2007 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of June 10, 2004, $80,000 was loaned to Secure Netwerks in the form of the payment of outstanding liabilities on behalf of the Company, and on January 1, 2005, Secure Netwerks issued 4 promissory notes to the following individuals to formalize these non-cash payments in the prior year:

•	Chene Gardner ($6,250) , the Chief Executive Officer of Secure Netwerks;
•	Kenneth Denos ($25,000), Director of Secure Netwerks;
•	John Thomas ($25,000), Secure Netwerks’ corporate counsel; and
•	Travis Pera ($23,750), son of Walter Pera, Chairman of the board of directors of Secure Netwerks.

The notes each mature upon demand, are unsecured, and bear interest at the rate of ten percent per annum.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS:

    The following documents are filed as exhibits to this Form 10-QSB:

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Secure Netwerks, Inc., a Delaware corporation.(1)
3.2	Bylaws of Secure Netwerks, Inc., a Delaware corporation.(2)
10.1	Sublease Agreement between the Registrant and Acadia Properties, LLC (3)
10.2	Form Purchase Contract (4)
10.3	Promissory Note Issued to Chene Gardner (5)
10.4	Promissory Note Issued to Travis Pera (6)
10.5	Promissory Note Issued to John Thomas (7)
10.6	Promissory Note Issued to Kenneth Denos (8)
10.7	Equipment Lease between Secure Netwerks and Velocity Capital LLC (9)
99.1	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURE NETWERKS, INC.

Date: ___May 15, 2007____________________                                                                                                                    BY: /S/ Chene Gardner_____________________
                                 Chene Gardner
Chief Financial Officer