Form 10QSB
period 2007-08-10
Secure Netwerks, Inc.
filed 2007-08-10
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 1, 2007, the Company had outstanding 500,000 shares of common stock.

Transitional Small Business Disclosure Format (check one)  [   ] Yes [x ] No

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

The Financial Statements of the Company are prepared as of June 30, 2007.

SECURE NETWERKS, INC.
Balance Sheet
(Unaudited)

ASSETS
June 30,
2007
CURRENT ASSETS

Cash and cash equivalents	$4,014
Accounts receivable, net	59,366
Inventory	2,794
Loans receivable	5,812

Total Current Assets	71,986

TOTAL ASSETS	$71,986

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$36,406
Accrued expenses	128,836
Notes payable, current portion	55,850
Notes payable - related parties, current portion	67,140

Total Current Liabilities	288,232

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500
Additional paid-in capital (deficit)	(500)
Accumulated deficit	(216,246)

Total Stockholders' Deficit	(216,246)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,986

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET REVENUES

Product revenue	$96,623	$118,758	$127,225	$200,927
Service revenue	18,603	8,725	47,008	25,205

Total Net Revenues	115,226	127,483	174,233	226,132

OPERATING EXPENSES

Cost of sales - product	95,048	104,981	122,915	181,314
Cost of sales - service	11,742	12,770	18,301	24,485
Salaries and consulting	8,855	5,186	16,014	18,783
Professional fees	9,736	3,265	19,361	11,480
Selling, general and administrative	8,650	12,449	16,055	26,459

Total Operating Expenses	134,031	138,651	192,646	262,521

LOSS FROM OPERATIONS	(18,805)	(11,168)	(18,413)	(36,389)

OTHER INCOME (EXPENSES)

Interest expense	(8,440)	(6,085)	(14,668)	(10,860)
Interest income	1,580	1,433	1,954	2,724
Gain on settlement of debt	-	-	8,108	-

Total Other Income (Expenses)	(6,860)	(4,652)	(4,606)	(8,136)

LOSS BEFORE INCOME TAXES	(25,665)	(15,820)	(23,019)	(44,525)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(25,665)	$(15,820)	$(23,019)	$(44,525)

BASIC AND DILUTED:
Net loss per common share	$(0.05)	$(0.03)	$(0.05)	$(0.09)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,019)	$(44,525)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	-	213
Depreciation	156	468
Gain on settlement of debt	(8,108)	-
Changes in operating assets and liabilities:
Accounts receivable	(22,179)	(303)
Inventory	(54)	(815)
Other current assets	(3,763)	(1,938)
Accounts payable and accrued expenses	46,717	3,901
Due to related parties	-	(9,435)

Net Cash Used by Operating Activities	(10,250)	(52,434)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	6,615	-
Payment on notes payable - related parties	(1,990)	(2,000)

Net Cash Provided (Used) by Financing Activities	4,625	(2,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,625)	$(54,434)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,640	63,468

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,015	$9,034

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$890	$1,757
Income taxes	$-	$-

SECURE NETWERKS, INC.
Notes to the Financial Statements
June 30, 2007

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2007.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

NOTE 2          GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has incurred operating losses of approximately $193,000 from inception of the Company through December 31, 2006.  The Company’s stockholders’ deficit at June 30, 2007 was $216,246 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2007 and 2006.

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

Secure Netwerks generated net revenues of $115,226 for the three month period ended June 30, 2007, representing a 10% decrease compared to $127,483 in net revenues for the three month period ended June 30, 2006.  For the six month period ended June 30, 2007, net revenues were $174,233, a 23% decrease compared to $226,132 in net revenues during the first six months of 2006.  During the first six months of 2007 and 2006, we received $127,225 and $200,927, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $47,008 and $25,205, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the six month period ended June 30, 2007 is mainly the result of sales of computer hardware which were associated with equipment leases.  During the first six months of 2006, these transactions contributed approximately $103,000 compared to $51,000 during the first six months of 2007.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing as large as those in 2006 materialized during 2007.  We do not anticipate that gross revenues from our base product and services will decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.  Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base.

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

Cost of sales for the three month period ended June 30, 2007 was $106,790, a 9% decrease from $117,751 during the three month period ended June 30, 2006.  For the six months ended June 30, 2007, cost of sales were $141,216, a 31% decrease compared to $205,799 during the first six months of 2006.  The decrease is mainly the result of declining sales and the related decreased need to purchase products.  The cost of sales will fluctuate in the future depending on the sales mix.  As discussed above, during the six month period ended June 30, 2007, the Company sold less hardware and software but provided more in services as compared to the six months ended June 30, 2006.  The result was a lower cost of sales percentage due to the sales mix.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended June 30, 2007 were $8,855, a 41% increase from $5,186 during the three month period ended June 30, 2006.  For the six months ended June 30, 2007, salaries and consulting expenses were $16,014, a 15% decrease compared to $18,783 during the first six months of 2006.  The decrease is mainly the result of the change in the way sales personnel are paid.  The Company has pushed sales commission incentives rather than base salaries.  This has contributed to the increase in cost of sales as well as the decrease in salaries expenses.  Salaries and consulting expenses could increase if the Company hires additional personnel.

Professional Fees.  Professional fees for the three month period ended June 30, 2007 were $9,736, representing a 198% increase compared to $3,265 during the three month period ended June 30, 2006.  For the six months ended June 30, 2007, professional fees were $19,361, a 69% increase compared to $11,480 during the first six months of 2006.  The increase was the result of legal and accounting fees associated with the spin-off from the parent company, SportsNuts, Inc.  Additional legal and accounting fees will be incurred during this transition period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended June 30, 2007 were $8,650, a 31% decrease from $12,449 during the three month period year ended June 30, 2006.  For the six months ended June 30, 2007, selling, general and administrative expenses were $16,055, a 39% decrease compared to $26,459 during the first six months of 2006.  We anticipated a decrease in these expenses as we endeavor to decrease certain costs associated with rent and occupancy-related expense.  During the six month period ended June 30, 2007, the Company increased its advertising and marketing efforts through the purchase of customer lists as well as attending local trade shows.

Other Income (Expense).  We incurred net other expense of $4,606 for the six month period ended June 30, 2007 compared to net other expense of $8,136 during the six month period ended June 30, 2006.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  Other income was also generated by the write-off of certain accounts payable by creditors of the Company resulting in other income of $8,108 during the six months ended June 30, 2007 compared to $-0- during the same period of the prior year. We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of June 30, 2007, Secure Netwerks’ primary source of liquidity consisted of $4,014 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

Our Chief Executive Does Not Work Exclusively for Secure Netwerks and May Face Time Conflicts Which Could Compromise His Availability to Manage Our Company.  Chene Gardner, our Chief Executive Officer, is also the controller for SportsNuts, Inc. the Chief Executive Officer and Chief Financial Officer for Cancer Therapeutics, Inc., Chief Financial Officer for Novabiogenetics, Inc. and the Chief Executive Officer for Global Network, Inc.  His role in these organizations puts substantial constraints on his time which may detract from his ability to manage the business of Secure Netwerks effectively.  Mr. Gardner spends approximately one third of his time working for Secure Netwerks.  We cannot assure you that Mr. Gardner will be able to avoid scheduling and time conflicts in the future, which may impair his performance as our Chief Executive Officer.

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

You May Lack Liquidity in Your Shares.  Our stock is traded on the over-the-counter bulletin board, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.  The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market.  The bulletin board does not operate under the same rules and standards as the Nasdaq stock market, including, for example, order handling rules.  The absence of these rules and standards may make it more difficult for a stockholder to obtain execution of an order to trade and to obtain the price they wanted for a trade.  This means our shareholders may not be able to sell their shares when they want for a price they want.  In addition, because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.  Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on Nasdaq.  Investors’ orders may be filled at a price much different than expected when an order is placed.  Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.  Bulletin board transactions are conducted almost entirely manually.  Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.  Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.  Further, a registered broker-dealer must submit an application to the National Association of Securities Dealers to enable our stock to be listed on the bulletin board.  Because the National Association of Securities Dealers
will conduct their own review of Secure Netwerks and its business, we cannot assure you that we will be successful in getting Secure Netwerks listed on the bulletin board or any other quotation medium.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of 1934) as of June 30, 2007 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Upon the formation of Secure Netwerks in March 2004, SportsNuts paid $0 for 500,000 shares of Secure Netwerks  common stock and up until March 1, 2007, Secure Netwerks’ sole shareholder.  The consideration paid by SportsNuts in receiving the shares of Secure Netwerks was in exchange for the assumption of $25,196 in liabilities resulting in an accumulated deficit of $25,196 upon issuance.

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

SECURE NETWERKS, INC.

Date: ___August 10, 2007____________________                                                                                                                    BY: /S/ Chene Gardner_____________________
                                     Chene Gardner
Chief Financial Officer