Form 10KSB
period 2007-12-31
Secure Netwerks, Inc.
filed 2008-04-01
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[  ]

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

The Company’s revenues for the fiscal year ending December 31, 2007 were $375,091.

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 28, 2008, was approximately $35,000.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 28, 2008, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

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

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $238,724 as of December 31, 2007.

We Risk Losing Business Due to In-House Technology Personnel.  We have found an increasing tendency of medium sized businesses to rely on internal personnel to service and maintain computer networks, even if such personnel are not properly trained to perform the tasks required.  Because these persons may not be adequately trained, they may not be aware of the needs of their businesses to acquire updated equipment.  In addition, even though these persons remain the point of contact for our sales personnel, they are typically unable to make purchasing decisions regarding computer equipment without securing permission from management or another department who may be resistant to such purchases without having interface with a trained sales representative.  Finally, internal technology personnel can also themselves be resistant to bids for service projects because they may feel threatened by specialized outside service technicians who are generally more skilled and may detect errors in the manner in which systems and networks have been managed by in-house personnel in the past.  If the trend of relying on internal technology personnel continues, we may not be able to secure agreements with medium-sized organizations or may be forced to dramatically change our sales techniques which have no guarantee of success.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of December 31, 2007, Secure Netwerks has an accumulated deficit of $238,724.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

No Active Market.  Although the Company’s shares are traded on the NASD Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or NASD market makers actively follow the Company.

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

CORPORATE ORGANIZATION

Secure Networks, Inc. was initially formed in the state of Utah on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 as Secure Netwerks, Inc.  Secure Netwerks was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  On March 1, 2007, the shares of Secure Netwerks were spun-off to the shareholders of SportsNuts, Inc.  As of March 24, 2008, Secure Netwerks had 266 shareholders of record.

THE BUSINESS OF SECURE NETWERKS

Overview

Secure Netwerks is a computer and technology hardware reseller to businesses and other organizations.  Most of our clients are small and medium sized organizations, although we do attempt to market our products and services to larger organizations.  We also outsource technology-related services to provide a full solution basket of technology products and services including hardware, software, network development and services.  Our clients consist of some retail purchasers and small to medium-
sized organizations, operating mostly in North America, but do have occasional clients in Europe.  Our website is located at www.securenetwerks ..com.

Every company is different, and we treat every company differently depending on their needs assessment.  Our assessment of client technology needs does not just involve building technology systems.  We focus on the business strategies of our clients. The highlights of Secure Network’s approach include a phase, often around eight weeks, entitled Technology Discovery Session (TDS), that identifies the data, technical, business and functional requirements, creates a conceptual design of the overall solution, develops a visual prototype of the application, and delivers a solution roadmap for implementation.

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

Many client organizations not only need the information technology products that we sell, but they need some of the services our partner provides.   Acadia Technologies, Inc. is our partner that provides these services including installation, network design, website development, website hosting, and telephony networking.  We pay Acadia Technologies $30 an hour per service person, and 50% of the profit received for the service provided to our clients.  We do not have a written agreement with Acadia Technologies, Inc., but continue to work together on projects. We have maintained a relationship with Acadia Technologies since we started our business in February, 2004.  We pay Acadia Technologies 50% of the profit we receive from each client Acadia Technologies refers to us.  Historically, Acadia Technologies has referred approximately 25% of our clients to us.  Acadia Technologies only gets paid when we get paid by our clients.

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

Each of our salesperson’s compensation is commission-based.  Sales leads are derived from individual business contacts and customer referrals from strategic partners, as well as available industry research and reports.  We do not have any written or oral agreements with strategic partners to provide referrals.  Most of our referrals from strategic partners have come from our service partner, Acadia Technologies Incorporated.  When Acadia Technologies’ clients need computer hardware or software, they refer the business to Secure Netwerks.

Our sales efforts are intended to focus on the business drivers of our clients’ technology initiatives and needs.  We utilize our experienced sales personnel as well as outside consultants as part of our team approach to sales.  These outside consultants include the staff of Acadia Technologies Incorporated and various independent technology technicians.  We use outside consultants for approximately one-half of our clients.  We have no agreements with outside consultants because each project is negotiated separately and the outside consultants are engaged for each specific project.  Our sales personnel participate in training programs designed by our suppliers to provide new information about new and upgraded products.  These training programs also assist our sales personnel on the latest industry innovations and sales techniques.

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

•
Outsourced Technology Service.  Acadia Technologies Incorporated, a Utah based service provider, provides service solutions to our clients.  We have a close working relationship with Acadia Technologies.  Acadia Technologies has experience providing desktop support, network and hardware maintenance, as well as building complex local area and wide area network configurations for small and large businesses.

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

Research and Development

We attempt to stay abreast of changes in the information technology industry and also attempt to increase the level of product knowledge of our current staff.  During the calendar year 2007, our three full-time employees, two part-time employees, and other project-based contract personnel received approximately 100 hours of training.  Other research and development activities include the use of instructional collateral materials.  We estimate that we have spent approximately 200 hours in each of our two prior fiscal years on research and development activities.  None of the expenses associated with these activities has been borne directly by our customers.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SEWK.”  The Company’s stock has been traded on the Bulletin Board since approximately March, 2007.   The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2007:

High	Low
Fourth Quarter 2007	$ 0.073	$ 0.06
Third Quarter 2007	$ 0.51	$ 0.055
Second Quarter 2007	$ 0.25	$ 0.25
First Quarter 2007	$ 0.25	$ 0.25

Our shares were not traded on any exchange or quotation medium prior to 2007.

We do not have any warrants or options issued or outstanding.

(2)	Holders.

As of March 24, 2008, the Company had approximately 266 holders of record of its Common Stock.

(3)	Dividends.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2007 and 2006.

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

Secure Netwerks generated net revenues of $375,091 for the year ended December 31, 2007, representing a 24% increase compared to $301,982 in net revenues during the year ended December 31, 2006.  During 2007 and 2006, we received $300,941 and $266,229, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $74,150 and $35,753, respectively, in gross revenues from information technology and other miscellaneous services.  The increase in revenues for the year ended December 31, 2007 is mainly the result of three large sales of computer hardware which were associated with equipment leases.  These transactions contributed approximately $96,371 in revenues during 2007.  During 2007, the company recorded $55,903 in similar transactions associated with equipment leases. Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and more materialized during 2007.  We do not anticipate that gross revenues from our base product and services will decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.  Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base.  Over the past twelve months, we have provided hardware sales, outsourced networking, programming, website design and hosting services for 33 clients on a continuous basis and approximately 51 clients for one-time projects.

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

Cost of sales for the year ended December 31, 2007 was $305,539, a 13% increase from $270,391   during the year ended December 31, 2006.  The increase is mainly the result of increased sales and the related need to purchase products.  The cost of sales will fluctuate in the future depending on the sales mix.  During the year ended December 31, 2007, the Company provided more service than in the prior year and the result was a lower cost of sales percentage due to the sales mix.  Total cost of sales was 81% of revenues in 2007 compared to 93% in 2006.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the year ended December 31, 2007 were $22,870, a 22% decrease from $29,500 during the year ended December 31, 2006.  The decrease is mainly the result of the change in the way sales personnel are paid.  During 2007, the Company has pushed sales commission incentives rather than base salaries.  This has contributed to the cost of sales as well as the decrease in salaries expenses.  Salaries and consulting expenses could increase if the Company hires additional personnel.

Professional Fees.  Professional fees for the year ended December 31, 2007 were $28,747, representing a 49% increase compared to $19,276 during the year ended December 31, 2006.  The increase was the result of legal and accounting fees associated with the spin-off from the parent company, SportsNuts, Inc. which was affective March 1, 2007.  Additional legal and accounting fees will be incurred during this transaction period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2007 were $42,542, a 4% decrease from $44,600 during the year ended December 31, 2006.  We did not anticipate a major change in these expenses, however, we endeavor to decrease certain costs associated with rent and occupancy-related expense.  For the years ended December 31, 2007 and 2006, bad debts expense was $11,441 and $2,232, respectively.  Although the Company is now reviewing new customers more closely for credit worthiness, with increased sales comes the risk of increased bad debts.  During the year ended December 31, 2007, the Company increased its advertising and marketing efforts through the purchase of customer lists as well as attending local trade shows.

Other Income (Expense).  We incurred net other expense of $28,998 for the year ended December 31, 2007 compared to net other expense of $18,193 during the year ended December 31, 2006.  Other expenses incurred were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Secure Netwerks has two full-time employees, one part-time employee, and other project-based contract personnel that we utilize to carry out our business.  We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.  We expect to hire more full-time employees in the future.  Although competition for technology sales personnel in the metropolitan Salt Lake City area is intense, because we offer competitive compensation and maintain a productive and collegial work environmental, we don’t believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of December 31, 2007, Secure Netwerks’ primary source of liquidity consisted of $25,403 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Secure Netwerks, Inc.
South Jordan, Utah

We have audited the accompanying balance sheet of Secure Netwerks, Inc. as of December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Netwerks, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 24, 2008

SECURE NETWERKS, INC.
Balance Sheet

ASSETS
December 31,
2007
CURRENT ASSETS

Cash and cash equivalents	$25,403
Accounts receivable, net	52,511
Inventory	4,458
Loans receivable - related parties (Note 9)	5,875

Total Current Assets	88,247

TOTAL ASSETS	$88,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$44,727
Accrued expenses	154,254
Notes payable, current portion (Note 4)	55,850
Notes payable - related parties, current portion (Note 5)	72,140

Total Current Liabilities	326,971

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500
Additional paid-in capital (deficit)	(500)
Accumulated deficit	(238,724)

Total Stockholders' Deficit	(238,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,247

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2007	2006

NET REVENUES

Product revenue	$300,941	$266,229
Service revenue	74,150	35,753

Total Net Revenues	375,091	301,982

OPERATING EXPENSES

Cost of sales - product	264,639	247,083
Cost of sales - service	40,900	23,308
Salaries and consulting	22,870	29,500
Professional fees	28,747	19,276
Selling, general and administrative	42,542	44,600
Gain on settlement of debt (Note 2)	(8,108)	-

Total Operating Expenses	391,590	363,767

LOSS FROM OPERATIONS	(16,499)	(61,784)

OTHER INCOME (EXPENSES)

Interest expense	(34,318)	(23,283)
Interest income	5,320	5,090

Total Other Income (Expenses)	(28,998)	(18,193)

LOSS BEFORE INCOME TAXES	(45,497)	(79,977)

INCOME TAX EXPENSE	-	-

NET LOSS	$(45,497)	$(79,977)

BASIC AND DILUTED:
Net loss per common share	$(0.09)	$(0.16)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Stockholders' Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital (Deficit)	Deficit	Deficit

Balance, December 31, 2005	-	$-	500,000	$500	$(500)	$(113,250)	$(113,250)

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(79,977)	(79,977)

Balance, December 31, 2006	-	-	500,000	500	(500)	(193,227)	(193,227)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(45,497)	(45,497)

Balance, December 31, 2007	-	$-	500,000	$500	$(500)	$(238,724)	(238,724)

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(45,497)	$(79,977)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Bad debt expense	11,441	2,232
Depreciation	156	936
Gain on settlement of debt	(8,108)	-
Changes in operating assets and liabilities:
Accounts receivable	(26,765)	9,784
Inventory	(1,718)	1,660
Loans receivable	(3,826)	(1,832)
Accounts payable and accrued expenses	80,456	18,277
Due to related parties	-	(7,400)

Net Cash Provided (Used) by Operating Activities	6,139	(56,320)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	11,614	4,492
Payment on notes payable - related parties	(1,990)	(2,000)

Net Cash Provided by Financing Activities	9,624	2,492

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$15,763	$(53,828)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,640	63,468

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,403	$9,640

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$4,104	$2,812
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

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

The Company was created as a wholly owned subsidiary of SportsNuts, Inc. to be a computer and technology hardware and software reseller.  In addition to supplying the computer hardware needs of SportsNuts, Secure Networks has since provided its hardware sales and services to organizations in a variety of industries.

Effective March 1, 2007, the Company was spun off from SportsNuts, Inc. and each shareholder of SportsNuts received stock in the Company on a pro rata basis.

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

d.      Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.      Basic Net Loss per Share of Common Stock (Continued)

equivalents outstanding during the period.  There are no common stock equivalents as of December 31, 2007 and 2006.

	December 31
	2007	2006
Net loss (numerator)	$ (45,497)	$ (79,977)
Weighted average shares outstanding (denominator)	500,000	500,000
Basic net loss per share amount	$ (0.09)

e.	Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 15-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of December 31, 2007, the allowance for doubtful accounts was $11,907.  Bad debt expense was $11,441 and $2,232, for the years ended December 31, 2007 and 2006, respectively.

f.	Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value.  Inventories consist of computer hardware of $4,458 at December 31, 2007.

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

	Life	2007

Computer Equipment	3 Years		$2,807
Less-Accumulated Depreciation			(2,807)
Net Property and Equipment		$	- 0 -

Depreciation expense for the years ended December 31, 2007 and 2006 was $156 and $936, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.	Revenue Recognition

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.      Recent Accounting Pronouncements (Continued)

adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

j.      Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2007.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $239,000 which may be offset against future taxable income through 2027.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

k.      Gain on Settlement of Debt

The gain on settlement of debt arises from the write-off of certain old accounts and notes payable by the Company pursuant to a legal opinion from the Company’s attorney and CEO.  The gain on settlement of debt associated with these write-offs amounted to $8,108 and $-0-, respectively at December 31, 2007 and 2006.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes as disclosed in Note 5.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 4 -	NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2007
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$ 7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	48,750
Total Notes Payable	55,850
Less: Current Portion	(55,850)
Long-Term Notes Payable	-

NOTE 5 -	NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2007
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$ 40,890
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	6,250
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	25,000
Total Notes Payable – Related Parties Less: Current Portion	72,140 (72,140)
Long-Term Notes Payable – Related Parties	$ -

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

On February 14, 2006, the Board of Directors approved the Company’s amended and restated Articles of Incorporation (Amendment).  The Amendment increases the authorized shares of common stock from 10,000,000 to 100,000,000 shares.  The Amendment also provides for a new class of preferred stock with 10,000,000 shares

NOTE 6 -        EQUITY TRANSACTIONS (Continued)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2007 of approximately $239,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2008 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

NOTE 9 -	LOANS RECEIVABLE – RELATED PARTIES

From time to time, the Company makes advances to employees.  These advances have been recorded as Loans receivable – related parties and amounted to $4,425 as of December 31, 2007.  Also included in Loans receivable – related partied is a loan for $1,450 made to a company which is a shareholder in SportNuts, Inc. the previous parent of Secure Netwerks.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of December 31, 2007, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.

Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B:  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Name	Age	Position(1)
Walter Pera	63	Chairman of the Board
Chene Gardner	43	Chief Executive Officer, Chief Financial Officer and Director
Kenneth I. Denos	39	Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Walter Pera, age 63, is the Chairman of the board of directors of Secure Netwerks.  Mr. Pera was appinted as Chairman of the board of directors of Secure Netwerks in March, 2004.  Mr. Pera has been the Chairman of the board of directors of Secure Netwerks since its inception.  Mr. Pera also serves as the President of RTW Management, Inc., a transportation provider and management company, and has served in this capacity since September 2003.  Mr. Pera is also the President and principal of 32 Enterprises LLC which owns Exchange night club, operating in Salt Lake City, Utah, and has served in this capacity since February 2007.  Mr. Pera was President of EcourseMaster Inc., an internet-based education company specializing in developing and deploying specialized training over the internet for corporate clients from March 2001 until April 2003.  Mr. Pera holds a Bachelor of Science degree in electrical engineering from Colorado State University, and a Masters in Business Administration from Brigham Young University.  Mr. Pera served in the United States Navy from 1962 to 1966.  Mr. Pera is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Chene Gardner, age 43, is the Chief Executive Officer and Chief Financial Officer of Secure Netwerks and a member of the Secure Netwerks board of directors.  Mr. Gardner was appointed Chief Executive Officer, Chief Financial Officer and member of the board of directors of Secure Netwerks in March, 2004.  Mr. Gardner has been the Chief Financial Officer of Secure Netwerks since its inception.  Mr. Gardner also serves as the financial controller for SportsNuts, Inc., the ex-parent corporation of Secure Netwerks, and has served in this capacity since September, 1999.   Mr. Gardner has been the Chief Financial Officer and member of the board of directors of Cancer Therapeutics, Inc., a cancer biotherapy company since May 2004.  Mr. Gardner has served as the Chief Executive Officer of Global Networks, Inc., an advertising company from March, 2005 to the present.  Mr. Gardner has also served as the Chief Financial Officer and member of the board of directors of Synerteck, Inc., an IT service provider and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 from April, 2001 until December 2005.   From January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Kenneth I. Denos, age 39, has been a member of the board of directors of Secure Netwerks since its formation in March, 2004.  Mr. Denos also serves as the Chief Executive Officer and a director of SportsNuts, Inc., the parent corporation of Secure Netwerks  and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  Mr. Denos has served as a member of the SportsNuts, Inc. board of directors since April, 1999 and has served as its Chief Executive Officer since March, 2000.  From April, 1999 until March, 2000, he served as Executive Vice President and General Counsel for SportsNuts.  From November, 1998 until April, 1999, he served as Executive Vice President of SportsNuts.com, Inc., a privately held corporation in which a controlling interest was acquired by SportsNuts, Inc. (the parent corporation of Secure Netwerks ) in April, 1999.   Since May 2007, Mr. Denos has served as the Chief Executive Officer of MCC Global N.V. (FSE:IQF2), an Amsterdam-based business advisory firm. Since June 2005, Mr. Denos has served as the member of the board of directors of Moore, Clayton Capital Advisors, Inc., an investment advisor to Equus Total Return, Inc. (NYSE:EQS)  and registered pursuant to the Investment Advisors Act of 1940.  Mr. Denos has been the CEO of Equus Total Return, Inc (NYSE:EQS), registered investment company pursuant to the Investment Company Act of 1940, since August, 2007.  In March, 2008, he was appointed to the board of directors of Equus Total Return.  From January, 2004 until October, 2005, Mr. Denos served on the board of directors of Healthcare Enterprise Group PLC (LSE:HCEG), a London-based healthcare products distribution firm.  From February, 2005 until February, 2007, Mr. Denos served on the board of directors of Tersus Energy PLC (LSE:TER), a London-based alternative/renewable energy company.  From March 2001 until December 2005, Mr. Denos also served as a Synerteck Incorporated member of the board of directors, a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  From March, 1996 until November, 1998, Mr. Denos was an attorney with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, P.C.    Mr. Denos is a licensed attorney in the State of Utah and is a member of the American Bar Association.  Mr. Denos holds a Bachelor of Science degree in Business Finance and Political Science, a Master of Business Administration Degree, and a Juris Doctor, all received from the University of Utah.  Other than SportsNuts, Inc., Mr. Denos is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the board of directors during 2007, the board of directors held no meetings during the fiscal year ended December 31, 2007.

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

For the 2007 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2007, 2006 and 2005 by Chene Gardner our Chief Executive Officer and Chief Financial Officer.  Mr. Gardner was appointed as Chief Executive Officer and Chief Financial Officer in March, 2004.  No other executive officer of Secure Netwerks received more than $100,000 in total salary and bonus.  Although Secure Netwerks may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

Summary Compensation Table
Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Chene Gardner CEO and CFO	2007 2006 2005	$ 12,000 $ 12,000 $ 6,000		$ 0 $ 0 $ 0	$ 0 $ 0 $ 0

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

Beneficial Ownership of Secure Netwerks

The following table sets forth certain information regarding the beneficial ownership of Secure Netwerks’ common stock (par value $0.001 per share) as of March 21, 2007 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of Secure Netwerks’ common stock, (ii) each person who has served as a director or executive officer of Secure Netwerks  during 2005 and 2007, and (iii) all persons who have served as a director or executive officer of Secure Netwerks during such years as a group.  As of such date, Secure Netwerks had 500,000 shares of common stock outstanding.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o Secure Netwerks, 10757 South River Front Parkway, Suite 125, South Jordan, Utah 84095.

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

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 500,000 shares of Common Stock outstanding as of March 25, 2008, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

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

As of June 10, 2004, $80,000 was loaned to Secure Netwerks in the form of the payment of outstanding liabilities on behalf of the Company, and on January 1, 2005, Secure Netwerks issued 4 promissory notes to the following individuals to formalize these non-cash payments in the prior year:

•	Chene Gardner ($6,250), the Chief Executive Officer of Secure Netwerks;
•	Kenneth Denos ($25,000), Director of Secure Netwerks;
•	John Thomas ($25,000), Secure Netwerks’ corporate counsel; and
•	Travis Pera ($23,750), son of Walter Pera, Chairman of the board of directors of Secure Netwerks.

The notes each mature upon demand, are unsecured, and bear interest at the rate of ten percent per annum.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 7 - Financial Statements Required by Form 10-KSB.”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company, together with the report of
Bouwhuis Morrill & Company, LLC, the Company’s independent accountants, thereon are filed as part of this Report on Form 10-
KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, and all fees billed for other services rendered by BMC during those periods.

Year Ended December 31	2007	2006

Audit Fees(1)	$ 7,125	$ 6,238
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$ 7,125	$ 6,238

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

ITEM 1.  INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Secure Netwerks, Inc., a Delaware corporation.(1)
3.2	Bylaws of Secure Netwerks, Inc., a Delaware corporation.(2)
10.1	Sublease Agreement between the Registrant and Acadia Properties, LLC (3)
10.2	Form Purchase Contract (4)
10.3	Promissory Note Issued to Chene Gardner (5)
10.4	Promissory Note Issued to Travis Pera (6)
10.5	Promissory Note Issued to John Thomas (7)
10.6	Promissory Note Issued to Kenneth Denos (8)
10.7	Equipment Lease between Secure Netwerks and Velocity Capital LLC (9)
23.1	Consent of Bouwhuis, Morrill & Company, LLC. (10)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE NETWERKS, INC.

Date:	March 31, 2008	By:	/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Pera	Director	March 31, 2008
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	March 31, 2008
/s/ Kenneth Denos	Director	March 31, 2008