Form 10QSB
period 2008-03-31
Secure Netwerks, Inc.
filed 2008-05-15
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 15, 2008, the Company had outstanding 500,000 shares of common stock.

Transitional Small Business Disclosure Format (check one) [   ] Yes [X] No

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

The Financial Statements of the Company are prepared as of March 31, 2008.

SECURE NETWERKS, INC.
Balance Sheet
(Unaudited)

ASSETS
March 31,
2008
CURRENT ASSETS

Cash and cash equivalents	$8,831
Accounts receivable, net	33,946
Inventory	5,305
Loans receivable	8,215

Total Current Assets	56,297

TOTAL ASSETS	$56,297

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$35,629
Accrued expenses	151,874
Notes payable, current portion	55,850
Notes payable - related parties, current portion	72,140

Total Current Liabilities	315,493

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500
Additional paid-in capital (deficit)	(500)
Accumulated deficit	(259,196)

Total Stockholders' Deficit	(259,196)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,297

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

NET REVENUES

Product revenue	$23,842	$30,602
Service revenue	16,255	28,405

Total Net Revenues	40,097	59,007

OPERATING EXPENSES

Cost of sales - product	20,815	27,867
Cost of sales - service	10,984	6,559
Salaries and consulting	8,181	7,159
Professional fees	8,372	9,625
Selling, general and administrative	5,722	7,405
Gain on settlement of debt	-	(8,108)

Total Operating Expenses	54,073	50,507

INCOME (LOSS) FROM OPERATIONS	(13,976)	8,500

OTHER INCOME (EXPENSES)

Interest expense	(7,733)	(6,228)
Interest income	1,236	374

Total Other Income (Expenses)	(6,497)	(5,854)

INCOME (LOSS) BEFORE INCOME TAXES	(20,473)	2,646

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(20,473)	$2,646

BASIC AND DILUTED:
Net income (loss) per common share	$(0.04)	$0.01

Weighted average shares outstanding	500,000	500,000

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(20,473)	$2,646
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Bad debt expense	11,441	-
Depreciation	-	156
Gain on settlement of debt	-	(8,108)
Changes in operating assets and liabilities:
Accounts receivable	7,124	(7,777)
Inventory	(846)	(35)
Loans receivable	(2,340)	(2,371)
Accounts payable and accrued expenses	(11,478)	6,322
Due to related parties	-	-

Net Cash Used by Operating Activities	(16,572)	(9,167)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	-	6,615

Net Cash Provided by Financing Activities	-	6,615

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(16,572)	$(2,552)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,403	9,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,831	$7,088

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$468	$346
Income taxes	$-	$-

SECURE NETWERKS, INC.
Notes to the Financial Statements
March 31, 2008

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 31, 2008.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

NOTE 2	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has incurred operating losses of approximately $239,000 from inception of the Company through December 31, 2007.  The Company’s stockholders’ deficit at March 31, 2008 was $259,196 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2008 and 2007.

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

Secure Netwerks generated net revenues of $40,097 for the three month period ended March 31, 2008; representing a 32% decrease compared to $59,007 in net revenues for the first quarter of 2007.  During the first three months of 2008 and 2007, we received $23,842 and $30,602, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $16,255 and $28,405, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the three month period ended March 31, 2008 is mainly the result of monthly service contracts which expired and were not renewed by several customers.  During the first three months of 2007, these transactions contributed approximately $23,440 compared to $12,200 during the same time period in 2008.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing has materialized during 2007.  We do not anticipate that gross revenues from our base product and services will continue to decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

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

Cost of sales for the three month period ended March 31, 2008 was $31,799, compared to $34,426 during the first quarter of 2007.  Hardware costs as well as service costs have increased over the past year.  We believe it is the result of the rising gas prices and the economy in general.  The cost of sales will fluctuate in the future depending on the sales mix.  As discussed above, during the three month period ended March 31, 2008, the Company sold less in services as compared to the first quarter of 2007.  Although the margins on services are much better than hardware sales, the cost of providing those services has increased.  The result was a higher cost of sales percentage.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended March 31, 2008 were $8,181, a 14% increase compared to $7,159 during the first quarter of 2007.  As the Company continues to push sales commission incentives rather than base salaries, we anticipate salaries expenses to remain at these levels in the future.

Professional Fees.  Professional fees for the three month period ended March 31, 2008 were $8,372, representing a 13% decrease compared to $9,625 during the first quarter of 2007.  The decrease was the result of legal and accounting fees associated with the spin-off from the parent company, SportsNuts, Inc. during 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended March 31, 2008 were $5,722, a 23% decrease from $7,405 during the first quarter of 2007.  We anticipated a decrease in these expenses as we endeavor to decrease certain costs associated with rent and occupancy-related expense.

Gain on Settlement of Debt.  The Company had a gain on the settlement of debt in the amount of $-0- for the three months ended March 31, 2008 compared to $8,108 during the first quarter of 2007.  This was the result of the write off of certain old accounts payable by creditors of the Company.

Other Income (Expense).  We incurred net other expense of $6,497 for the three month period ended March 31, 2008 compared to $5,854 during the first quarter of 2007.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of March 31, 2008, Secure Netwerks’ primary source of liquidity consisted of $8,831 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

We Risk Losing Some of Our Key Personnel Because of Our Fluctuating Revenues and Cash Flows.  Secure Netwerks’ success depends, in large part, upon the talents and skills of its management and key personnel, principally Chene Gardner, our Chief Executive Officer, and Ryan Gloshen and Jonathon Bish, our principal salespersons.  Our sales force is paid variable amounts based largely upon sales receipts, and therefore their incomes can fluctuate substantially from month to month..  To the extent that any of our key personnel are unable or refuse to continue their association with Secure Netwerks, a suitable replacement would have to be found.  We do not have employment agreements with any of our personnel and therefore we do not have restrictions on the ability of former employees to compete with us.  Further, we do not have key man life insurance on any person in our company and could not therefore be compensated for the loss of any individual due to death or disability.  We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel or that we could retain such replacements for an affordable amount.

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

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $259,196 as of March 31, 2008.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of March 31, 2008, Secure Netwerks has an accumulated deficit of $259,196.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

As of March 31, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SECURE NETWERKS, INC.
Date: ___November 9, 2007_______________	BY: /S/ Chene Gardner_____________________
Chene Gardner
Chief Financial Officer