Form 10-Q
period 2008-06-30
Secure Netwerks, Inc.
filed 2008-08-14
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                   Accelerated Filer [  ]                                           Non-Accelerated Filer [  ]
Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 14, 2008, the Company had outstanding 500,000 shares of common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2008.

SECURE NETWERKS, INC.
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS

Cash and cash equivalents	$4,169	$ 25,403
Accounts receivable, net	76,737	52,511
Inventory	3,863	4,458
Loans receivable	7,973	5,875

Total Current Assets	92,742	88,247

TOTAL ASSETS	$92,742	$ 88,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$45,167	$ 44,727
Accrued expenses	175,831	154,254
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	76,518	72,140

Total Current Liabilities	353,366	326,971

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Additional paid-in capital (deficit)	(500)	(500)
Accumulated deficit	(260,624)	(238,724)

Total Stockholders' Deficit	(260,624)	(238,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$92,742	$ 88,247

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET REVENUES

Product revenue	$53,116	$96,623	$76,958	$127,225
Service revenue	23,990	18,603	40,245	47,008

Total Net Revenues	77,106	115,226	117,203	174,233

OPERATING EXPENSES

Cost of sales - product	37,822	95,048	58,638	122,915
Cost of sales - service	14,857	11,742	25,841	18,301
Salaries and consulting	5,183	8,855	13,364	16,014
Professional fees	4,035	9,736	12,407	19,361
Selling, general and administrative	9,606	8,650	15,327	16,055
Gain on settlement of debt	-	-	-	(8,108)

Total Operating Expenses	71,503	134,031	125,577	184,538

LOSS FROM OPERATIONS	5,603	(18,805)	(8,374)	(10,305)

OTHER INCOME (EXPENSES)

Interest expense	(8,750)	(8,440)	(16,483)	(14,668)
Interest income	1,721	1,580	2,957	1,954

Total Other Income (Expenses)	(7,029)	(6,860)	(13,526)	(12,714)

LOSS BEFORE INCOME TAXES	(1,426)	(25,665)	(21,900)	(23,019)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,426)	$(25,665)	$(21,900)	$(23,019)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.05)	$(0.04)	$(0.05)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,900)	$(23,019)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	703	-
Depreciation	-	156
Gain on settlement of debt	-	(8,108)
Changes in operating assets and liabilities:
Accounts receivable	(24,929)	(22,179)
Inventory	595	(54)
Loans receivable	(2,098)	(3,763)
Accounts payable and accrued expenses	22,017	46,717

Net Cash Used by Operating Activities	(25,612)	(10,250)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	4,378	6,615
Payment on notes payable - related parties	-	(1,990)

Net Cash Provided by Financing Activities	4,378	4,625

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(21,234)	$(5,625)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,403	9,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,169	$4,015

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,084	$890
Income taxes	$-	$-

SECURE NETWERKS, INC.
Notes to the Financial Statements
June 30, 2008

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 31, 2008.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

NOTE 2	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has incurred operating losses of approximately $239,000 from inception of the Company through December 31, 2007.  The Company’s stockholders’ deficit at June 30, 2008 was $260,624 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2008 and 2007.

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

Secure Netwerks generated net revenues of $53,116 for the three month period ended June 30, 2008; representing a 45% decrease compared to $96,623 in net revenues for the second quarter of 2007.  For the six month period ended June 30, 2008, net revenues were $117,203, a 33% decrease compared to $174,233 in net revenues during the first six months of 2007.  During the first six months of 2008 and 2007, we received $76,958 and $127,225, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $40,245 and $47,008, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the six month period ended June 30, 2008 is mainly the result of monthly service contracts which expired and were not renewed by several customers.  During the first six months of 2007, these transactions contributed approximately $35,560 compared to $12,200 during the same time period in 2008.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing has materialized during 2008.  We do not anticipate that gross revenues from our base product and services will continue to decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

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

Cost of sales for the three month period ended June 30, 2008 was $52,679, compared to $106,790 during the second quarter of 2007.  For the six months ended June 30, 2008, cost of sales were $84,479, a 40% decrease compared to $141,216 during the first six months of 2007.  The decrease is mainly the result of declining sales and the related need to purchase products.  The cost of sales will fluctuate depending on the sales mix.  Furthermore, we have continued good relationships with vendors which have allowed us to take advantage of certain price discounts.  As discussed above, during the six month period ended June 30, 2008, the Company sold less in services as compared to the first six months of 2007.  Although the margins on services are much better than hardware sales, the cost of providing those services has increased.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended June 30, 2008 were $5,183, a 41% decrease compared to $8,855 during the second quarter of 2008.  For the six months ended June 30, 2008, salaries and consulting expenses were $13,364, a 17% decrease compared to $16,014during the first six months of 2007.  As the Company continues to push sales commission incentives rather than base salaries, we anticipate salaries expenses to remain at these levels in the future.

Professional Fees.  Professional fees for the three month period ended June 30, 2008 were $4,035, representing a 59% decrease compared to $9,736 during the second quarter of 2007.  For the six months ended June 30, 2008, professional fees were $12,407, a 36% decrease compared to $19,361 during the first six months of 2007.  The decrease was the result of legal and accounting fees associated with the spin-off from the parent company, SportsNuts, Inc. during 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended June 30, 2008 were $9,606, an 11% increase from $8,650 during the second quarter of 2007.  For the six months ended June 30, 2008, selling, general and administrative expenses were $15,327, a 5% decrease compared to $16,055 during the first six months of 2007. We anticipated a decrease in these expenses as we endeavor to decrease certain costs associated with rent and occupancy-related expense.

Gain on Settlement of Debt.  The Company had a gain on the settlement of debt in the amount of $-0- for the six months ended June 30, 2008 compared to $8,108 during the first six months of 2007.  This was the result of the write off of certain old accounts payable by creditors of the Company.

Other Income (Expense).  We incurred net other expense of $7,029 for the three month period ended June 30, 2008 compared to $6,860 during the second quarter of 2007.  For the six months ended June 30, 1008, we incurred net other expense of $13,526 compared to $12,714 during the first six months of 2007.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of June 30, 2008, Secure Netwerks’ primary source of liquidity consisted of $4,169 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of June 30, 2008, Secure Netwerks has an accumulated deficit of $260,624.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of June 30, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

             As a smaller reporting company, we are not required to provide the information required by this item.

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

The following documents are filed as exhibits to this Form 10-Q:

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

                                                                       SECURE NETWERKS, INC.

Date: August 14, 2008                                                        BY: /S/ Chene Gardner
                                                                                Chene Gardner
                                                                       Chief Financial Officer