Form 10-K
period 2008-12-31
Secure Netwerks, Inc.
filed 2009-03-31
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities ActYes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [ ] No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]      Accelerated Filer [  ]      Non-Accelerated Filer [  ]
Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 31, 2009, was approximately $5,500.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 24, 2009, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE STATEMENTS REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES.  THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY’S BUSINESS, SEE “RISK FACTORS.” UNDER “ITEM 1A.”

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

Every company is different, and we treat every company differently depending on their needs assessment.  Our assessment of client technology needs does not just involve building technology systems.  We focus on the business strategies of our clients. The highlights of Secure Netwerk’s approach include a phase, often around eight weeks, entitled Technology Discovery Session (TDS), that identifies the data, technical, business and functional requirements, creates a conceptual design of the overall solution, develops a visual prototype of the application, and delivers a solution roadmap for implementation.

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

ITEM 1A  RISK FACTORS

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of December 31, 2008, Secure Netwerks has an accumulated deficit of $299,746.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Secure Netwerks’ headquarters are located within a 5,600 square foot facility in South Jordan, Utah.  Acadia Properties, LLC, a Utah limited liability company controlled by Kenneth Denos, a member of the board of directors of Secure Netwerks, holds a leasehold interest in the premises, with a written lease agreement commencing March, 2006 at a rate of $10,500 per month.  We utilize approximately one-eighth of these premises for our operations.  We have recently executed a month-to-month sublease with Acadia Properties, LLC for use of this facility and its common areas for Secure Netwerks’ operations in exchange for $900 per month.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SEWK.”  The Company’s stock has been traded on the Bulletin Board since approximately March, 2007.   As of March 20, 2009, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2008:

	High	Low
Fourth Quarter 2008	$0.06	$0.06
Third Quarter 2008	$0.51	$0.06
Second Quarter 2008	$0.073	$0.073
First Quarter 2008	$0.073	$0.073

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2007:

	High	Low
Fourth Quarter 2007	$0.073	$0.06
Third Quarter 2007	$0.51	$0.055
Second Quarter 2007	$0.25	$0.25
First Quarter 2007	$0.25	$0.25

Our shares were not traded on any exchange or quotation medium prior to 2007.

We do not have any warrants or options issued or outstanding.

    (2)         Holders.

As of March 24, 2009, the Company had approximately 266 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Secure Netwerks is a reseller of technology-related hardware and software, including laptops, desktops, networking devices, telecommunication systems and networks, servers and software.  We also provide our clients with some outsourced services necessary to install, educate, run and operate the hardware that we sell our clients.   Our clients consist of small to large organizations.  Currently, we sell hardware and outsourced services to an average of 9 clients each month and 43% of our clients have purchased product more than one time over the course of the past calendar year.  You can learn more about our business at our website located at www.securenetwerks.com.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2008 and 2007.

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

Secure Netwerks generated net revenues of $261,956 for the year ended December 31, 2008, representing a 30% decrease compared to $375,091 in net revenues during the year ended December 31, 2007.  During 2008 and 2007, we received $187,889 and $300,941, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $74,067 and $74,150, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the year ended December 31, 2008 is mainly the result of three large sales of computer hardware which were associated with equipment leases during 2007.  These transactions contributed approximately $96,371 in revenues during 2007.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and no large leases materialized during 2008.  We do not anticipate that gross revenues from our base product and services will decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.  Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base.  Over the past twelve months, we have provided hardware sales, outsourced networking, programming, website design and hosting services for 28 clients on a continuous basis and approximately 44 clients for one-time projects.

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

Cost of sales for the year ended December 31, 2008 was $204,450, a 33% decrease from $305,539 during the year ended December 31, 2007.  The decrease is mainly the result of decreased sales and the related need to purchase products.  The cost of sales will fluctuate in the future depending on the sales mix of hardware sales and service revenue.  Total cost of sales was 78% of revenues in 2008 compared to 81% in 2007.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the year ended December 31, 2008 were $22,808 compared to $22,870 during the year ended December 31, 2007.  No changes were expected to salaries and consulting expenses as the Company has pushed sales commission incentives rather than base salaries.  Salaries and consulting expenses could increase if the Company hires additional personnel.

Professional Fees.  Professional fees for the year ended December 31, 2008 were $20,057, representing a 30% decrease compared to $28,747 during the year ended December 31, 2007.  The decrease was the result of legal and accounting fees associated with the spin-off from the parent company, SportsNuts, Inc. which was affective March 1, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2008 were $43,631, a 3% increase from $42,542 during the year ended December 31, 2007.  We did not anticipate a major change in these expenses, however, we endeavor to decrease certain costs associated with rent and occupancy-related expense.  For the years ended December 31, 2008 and 2007, bad debts expense was $15,305 and $11,441, respectively.  Although the Company is now reviewing new customers more closely for credit worthiness, the struggling economy has increased the risk of bad debts.

Other Income (Expense).  We incurred net other expense of $32,512 for the year ended December 31, 2008 compared to net other expense of $28,998 during the year ended December 31, 2007.  Other expenses incurred were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of
December 31, 2008, Secure Netwerks’ primary source of liquidity consisted of $11,546 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

ITEM 7A:   QUANTITATIVE AND PUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Secure Netwerks, Inc.
South Jordan, Utah

We have audited the accompanying balance sheet of Secure Netwerks, Inc. as of December 31, 2008 and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Netwerks, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
March 25, 2009

Table

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

Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 24, 2007

Table

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007
CURRENT ASSETS

Cash and cash equivalents	$11,546	$25,403
Accounts receivable, net	43,052	52,511
Inventory	4,837	4,458
Loans receivable	9,197	5,875

Total Current Assets	68,632	88,247

TOTAL ASSETS	$68,632	$88,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$56,614	$44,727
Accrued expenses	179,396	154,254
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	76,518	72,140

Total Current Liabilities	368,378	326,971

TOTAL LIABILITIES	368,378	326,971

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Discount on common stock	(500)	(500)
Accumulated deficit	(299,746)	(238,724)

Total Stockholders' Deficit	(299,746)	(238,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,632	$88,247

The accompanying notes are an integral part of these financial statements

Table

SECURE NETWERKS, INC.
Statements of Operations

	For the Year Ended
	December 31,
	2008	2007

NET REVENUES

Product revenue	$187,889	$300,941
Service revenue	74,067	74,150

Total Net Revenues	261,956	375,091

OPERATING EXPENSES

Cost of sales - product	157,644	264,639
Cost of sales - service	46,806	40,900
Salaries and consulting	22,808	22,870
Professional fees	20,057	28,747
Selling, general and administrative	43,631	42,542
Gain on settlement of debt	(480)	(8,108)

Total Operating Expenses	290,466	391,590

LOSS FROM OPERATIONS	(28,510)	(16,499)

OTHER INCOME (EXPENSES)

Interest expense	(32,680)	(34,318)
Interest income	168	5,320

Total Other Income (Expenses)	(32,512)	(28,998)

LOSS BEFORE INCOME TAXES	(61,022)	(45,497)

INCOME TAX EXPENSE	-	-

NET LOSS	$(61,022)	$(45,497)

BASIC AND DILUTED:
Net loss per common share	$(0.12)	$(0.09)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements

Table

SECURE NETWERKS, INC.
Statements of Stockholders' Deficit
For the Period January 1, 2007 through December 31, 2008

							Total
	Preferred Stock		Common Stock		Discount on	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Common Stock	Deficit	Deficit

Balance, January 1, 2007	-	$-	500,000	$500	$(500)	$(193,227)	$(193,227)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(45,497)	(45,497)

Balance, December 31, 2007	-	-	500,000	500	(500)	(238,724)	(238,724)

Net income for the year ended
December 31, 2008	-	-	-	-	-	(61,022)	(61,022)

Balance, December 31, 2008	-	$-	500,000	$500	$(500)	$(299,746)	(299,746)

The accompanying notes are an integral part of these financial statements

Table

SECURE NETWERKS, INC.
Statements of Cash Flows

	For the Year Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(61,022)	$(45,497)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	15,305	11,441
Depreciation	-	156
Gain on settlement of debt	480	(8,108)
Changes in operating assets and liabilities:
Accounts receivable	(5,846)	(26,765)
Inventory	(379)	(1,718)
Loans receivable	(3,322)	(3,826)
Accounts payable and accrued expenses	36,549	80,456

Net Cash Provided (Used) by Operating Activities	(18,235)	6,139

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	4,378	11,614
Payment on notes payable - related parties	-	(1,990)

Net Cash Provided by Financing Activities	4,378	9,624

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(13,857)	$15,763

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,403	9,640

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,546	$25,403

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$2,445	$4,104
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

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

The Company was created as a wholly owned subsidiary of SportsNuts, Inc. to be a computer and technology hardware and software reseller.  In addition to supplying the computer hardware needs of SportsNuts, Secure Netwerks has since provided its hardware sales and services to organizations in a variety of industries.

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

d.   Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.   Basic and Fully Diluted Net Loss per Share of Common Stock (Continued)

outstanding during the periods presented.  Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There are no common stock equivalents as of December 31, 2008 and 2007.

	December 31
	2008	2007
Net loss (numerator)	$(61,022)	$(45,497)
Weighted average shares outstanding (denominator)	500,000	500,000
Basic and fully diluted net loss per share amount	$(0.12)	$(0.09)

e.	Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 15-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of December 31, 2008 and 2007, the allowance for doubtful accounts was $1,996 and $11,907, respectively.  Bad debt expense was $15,305 and $11,441, for the years ended December 31, 2008 and 2007, respectively.

f.	Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value.  Inventories consist of computer hardware of $4,837 and $4,458 at December 31, 2008 and 2007, respectively.

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

	Life	2008		2007

Computer Equipment	3Years		$2,807		$2,807
Less-Accumulated Depreciation			(2,807)		(2,807)
Net Property and Equipment		$	- 0 -	$	- 0 -

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Property and Equipment (Continued)

Depreciation expense for the years ended December 31, 2008 and 2007 was $-0- and $156, respectively.

h.   Revenue Recognition

Products and services provided by the Company are broken down into two main categories for revenue recognition purposes, they are: off-the-shelf hardware/software sales and technology related services.  The revenue recognition policy for these categories is as follows:

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2008 and 2007, sales are recorded net of the allowance for returns and discounts of $-0-.  Product sales were solely derived from the resale of off-the-shelf hardware and software packages.  Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

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

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recent Accounting Pronouncements (Continued)

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161), which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recent Accounting Pronouncements (Continued)

requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS 163 is not expected to have a material impact on our financial position, results of operations or cash flows.

j.      Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2008 and 2007.

At December 31, 2008, the Company had net operating loss carryforwards of approximately $102,000 which may be offset against future taxable income through 2028.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$102,000	$81,000
Valuation allowance	(102,000)	(81,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2008	2007
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	21,000	15,000
Valuation allowance	(21,000)	(15,000)
	$-	$-

k.   Gain on Settlement of Debt

The gain on settlement of debt arises from the write-off of certain old accounts and notes payable by the Company pursuant to a legal opinion from the Company’s attorney and CEO.  The gain on settlement of debt associated with these write-offs amounted to $480 and $8,108, respectively at December 31, 2008 and 2007.

l.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places cash and cash equivalents at well known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000.  The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2008 and 2007.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to individuals as disclosed in Note 5.  The individuals consist of an officer of the Company and a director of the Company.  The Company received advances of $4,378 and $11,614, respectively; and made payments on these advances of $-0- and $1,990, respectively, during the years ended December 31, 2008 and 2007.

NOTE 4 -	NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2008	December 31, 2007
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	48,750	48,750
Total Notes Payable	55,850	55,850
Less: Current Portion	(55,850)	(55,850)
Long-Term Notes Payable	$-	$-

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 4 – NOTES PAYABLE (Continued)

Accrued interest at December 31, 2008 and 2007 was $27,736 and $14,612, respectively.

NOTE 5 -  NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2008	December 31, 2007
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$45,268	$40,890
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	6,250	6,250
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	25,000	25,000
Total Notes Payable – Related Parties	76,518	72,140
Less: Current Portion	(76,518)	(72,140)
Long-Term Notes Payable – Related Parties	$-	$-

Accrued interest at December 31, 2008 and 2007 was $82,749 and $59,106, respectively.

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

NOTE 7 -   FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current

Table
SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 7 – FINANCIAL INSTRUMENTS (Continued)

transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.

NOTE 8 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2008 of approximately $299,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2009 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

From time to time, the Company makes advances to employees.  These advances have been recorded as Loans receivable – related parties and amounted to $9,197 and $4,425 as of December 31, 2008 and 2007, respectively.

NOTE 10 -	COMMITMENTS & CONTINGENICES

The Company has a month to month lease agreement which is currently in the amount of $900 per month. Rent expense was $10,800 and $16,000, respectively, for the years ended December 31, 2008 and 2007.

Table

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

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

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Table

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Name	Age	Position(1)
Walter Pera	64	Chairman of the Board
Chene Gardner	44	Chief Executive Officer, Chief Financial Officer and Director
Kenneth I. Denos	41	Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Walter Pera, age 64, is the Chairman of the board of directors of Secure Netwerks.  Mr. Pera was appinted as Chairman of the board of directors of Secure Netwerks in March, 2004.  Mr. Pera has been the Chairman of the board of directors of Secure Netwerks since its inception.  Mr. Pera also serves as the President of RTW Management, Inc., a transportation provider and management company, and has served in this capacity since September 2003.  Mr. Pera is also the President and principal of 32 Enterprises LLC which owns Exchange night club, operating in Salt Lake City, Utah, and has served in this capacity since February 2007.  Mr. Pera was President of EcourseMaster Inc., an internet-based education company specializing in developing and deploying specialized training over the internet for

Table

corporate clients from March 2001 until April 2003.  Mr. Pera holds a Bachelor of Science degree in electrical engineering from Colorado State University, and a Masters in Business Administration from
Brigham Young University.  Mr. Pera served in the United States Navy from 1962 to 1966.  Mr. Pera is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Chene Gardner, age 44, is the Chief Executive Officer and Chief Financial Officer of Secure Netwerks and a member of the Secure Netwerks board of directors.  Mr. Gardner was appointed Chief Executive Officer, Chief Financial Officer and member of the board of directors of Secure Netwerks in March, 2004.  Mr. Gardner has been the Chief Financial Officer of Secure Netwerks since its inception.  Mr. Gardner also serves as the financial controller for SportsNuts, Inc., the ex-parent corporation of Secure Netwerks, and has served in this capacity since September, 1999.   Mr. Gardner has been the Chief Financial Officer and member of the board of directors of Cancer Therapeutics, Inc., a cancer biotherapy company since May 2004.  Mr. Gardner has served as the Chief Executive Officer of Global Networks, Inc., an advertising company from March, 2005 to the present.  Mr. Gardner has also served as the Chief Financial Officer and member of the board of directors of Synerteck, Inc., an IT service provider and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 from April, 2001 until December 2005.   From January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Kenneth I. Denos, age 41, has been a member of the board of directors of Secure Netwerks since its formation in March, 2004.  Mr. Denos also serves as the Chief Executive Officer and a director of SportsNuts, Inc., the parent corporation of Secure Netwerks  and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  Mr. Denos has served as a member of the SportsNuts, Inc. board of directors since April, 1999 and has served as its Chief Executive Officer since March, 2000.  From April, 1999 until March, 2000, he served as Executive Vice President and General Counsel for SportsNuts.  From November, 1998 until April, 1999, he served as Executive Vice President of SportsNuts.com, Inc., a privately held corporation in which a controlling interest was acquired by SportsNuts, Inc. (the parent corporation of Secure Netwerks ) in April, 1999.   Since May 2007, Mr. Denos has served as the Chief Executive Officer of MCC Global N.V. (FSE:IQF2), an Amsterdam-based business advisory firm. Since June 2005, Mr. Denos has served as the member of the board of directors of Moore, Clayton Capital Advisors, Inc., an investment advisor to Equus Total Return, Inc. (NYSE:EQS)  and registered pursuant to the Investment Advisors Act of 1940.  Mr. Denos has been the CEO of Equus Total Return, Inc (NYSE:EQS), registered investment company pursuant to the Investment Company Act of 1940, since August, 2007.  In March, 2008, he was appointed to the board of directors of Equus Total Return.  From January, 2004 until October, 2005, Mr. Denos served on the board of directors of Healthcare Enterprise Group PLC (LSE:HCEG), a London-based healthcare products distribution firm.  From February, 2005 until February, 2007, Mr. Denos served on the board of directors of Tersus Energy PLC (LSE:TER), a London-based alternative/renewable energy company.  From March 2001 until December 2005, Mr. Denos also served as a Synerteck Incorporated member of the board of directors, a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  From March, 1996 until November, 1998, Mr. Denos was an attorney with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, P.C.    Mr. Denos is a licensed attorney in the State of Utah and is a member of the American Bar Association.  Mr. Denos holds a Bachelor of Science degree in Business Finance and Political Science, a Master of Business Administration Degree, and a Juris Doctor, all
received from the University of Utah.  Other than SportsNuts, Inc., Mr. Denos is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Compensation of Directors

Table

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the board of directors during 2007, the board of directors held no formal meetings during the fiscal year ended December 31, 2007.

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

ITEM 11.  EXECUTIVE COMPENSATION

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

Table

Summary Compensation Table
Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Chene Gardner	2008	$12,000		$0	$0
CEO and CFO	2007	$12,000		$0	$0
	2006	$12,000		$0	$0

Employment Agreements

None of our executive officers are subject to an employment agreement with Secure Netwerks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Beneficial Ownership of Secure Netwerks

The following table sets forth certain information regarding the beneficial ownership of Secure Netwerks’ common stock (par value $0.001 per share) as of March 25, 2009 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of Secure Netwerks’ common stock, (ii) each person who has served as a director or executive officer of Secure Netwerks from 2006 to 2008, and (iii) all persons who have served as a director or executive officer of Secure Netwerks during such years as a group.  As of such date, Secure Netwerks had 500,000 shares of common stock outstanding.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o Secure Netwerks, 10757 South River Front Parkway, Suite 125, South Jordan, Utah 84095.

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

Table

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 500,000 shares of Common Stock outstanding as of March 25, 2009, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Table

The notes each mature upon demand, are unsecured, and bear interest at the rate of ten percent per annum.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

On or about January 1, 2009, we were notified that effective January 1, 2009, the audit partner of Bouwhuis, Morrill & Company, LLC (“BMC”) our auditors, joined Chisholm, Bierwolf & Nilson, LLC (“CBN”) which became Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”).  As a result, BMC resigned as our independent registered public accounting firm and CBNM was formally engaged as our new independent registered public accounting firm. The decision to retain CBNM as our certifying public accountant was authorized and approved by our board of directors.

During the period from the engagement of the former auditors through the date of the resignation of the former auditors, including the registrant’s most recent fiscal year and the subsequent interim period, there were no disagreements with the former auditors,  whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former auditor’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The reports of BMC did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, and all fees billed for other services rendered by BMC during those periods.

Year Ended December 31	2008	2007

Audit Fees(1)	$ 7,100	$ 7,125
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$ 7,100	$ 7,125

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

Table

  (4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 8 - Financial Statements Required by Form 10-K”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company, together with the report of
Bouwhuis Morrill & Company, LLC, the Company’s independent registered public accounting firm, thereon are filed as part of this Report on Form 10-K as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent Accountants, on Financial Statement Schedules for 2008.

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules for 2007.

(3)	Exhibits
See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2008.

Table

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

Table

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE NETWERKS, INC.

Date:	March 31, 2009	By:	/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Pera	Director	March 31, 2009
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	March 31, 2009
/s/ Kenneth Denos_	Director	March 31, 2009