Form 10-Q
period 2009-03-31
Secure Netwerks, Inc.
filed 2009-05-15
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 11, 2009, the Company had outstanding 500,000 shares of common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2009.

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,365	$11,546
Accounts receivable, net	47,209	43,052
Inventory	4,604	4,837
Loans receivable	10,122	9,197

Total Current Assets	63,300	68,632

TOTAL ASSETS	$63,300	$68,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$48,667	$56,614
Accrued expenses	191,730	179,396
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	76,518	76,518

Total Current Liabilities	372,765	368,378

TOTAL LIABILITIES	372,765	368,378

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Discount on common stock	(500)	(500)
Accumulated deficit	(309,465)	(299,746)

Total Stockholders' Deficit	(309,465)	(299,746)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,300	$68,632

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

NET REVENUES

Product revenue	$104,897	$23,842
Service revenue	6,798	16,255

Total Net Revenues	111,695	40,097

OPERATING EXPENSES

Cost of sales - product	90,273	20,815
Cost of sales - service	5,843	10,984
Salaries and consulting	6,693	8,181
Professional fees	6,839	8,372
Selling, general and administrative	3,760	5,721

Total Operating Expenses	113,408	54,073

LOSS FROM OPERATIONS	(1,713)	(13,976)

OTHER INCOME (EXPENSES)

Interest expense	(8,006)	(7,733)
Interest income	-	1,236

Total Other Income (Expenses)	(8,006)	(6,497)

LOSS BEFORE INCOME TAXES	(9,719)	(20,473)

INCOME TAX EXPENSE	-	-

NET LOSS	$(9,719)	$(20,473)

BASIC AND DILUTED:
Net loss per common share	$(0.02)	$(0.04)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,719)	$(20,473)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	-	11,441
Changes in operating assets and liabilities:
Accounts receivable	(4,157)	7,124
Inventory	233	(846)
Loans receivable	(925)	(2,340)
Accounts payable and accrued expenses	4,387	(11,478)

Net Cash Used by Operating Activities	(10,181)	(16,572)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,181)	$(16,572)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,546	25,403

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,365	$8,831

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$558	$468
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Notes to the Financial Statements
March 31, 2009

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on March 31, 2009.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

NOTE 2	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2008, the Company has incurred operating losses of approximately $300,000 from inception of the Company through December 31, 2008.  The Company’s stockholders’ deficit at March 31, 2009 was $309,465 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 2009 and 2008.

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

Secure Netwerks generated net revenues of $111,695 for the three month period ended March 31, 2009 compared to $40,097 in net revenues for the first quarter of 2008.  This represented an increase of 179%.  During the first three months of 2009 and 2008, we received $104,897 and $23,842, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $6,798 and $16,255, respectively, in gross revenues from information technology and other miscellaneous services.  The increase in revenues is mainly the result of the Company focusing on the sales of telephone systems.  The Company has established relationships with certain system providers which enables us to compete with larger companies selling similar telephone systems.  During the first quarter of 2009, the sales of telephone systems contributed approximately $79,000 compared to $11,000 during the same time period in 2008.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing has materialized during 2009.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

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

Cost of sales for the three month period ended March 31, 2009 was $96,116, compared to $31,799 during the first quarter of 2008.  The increase is mainly the result of increasing sales and the related need to purchase products.  While revenues increased 179%, cost of sales increased 202%.  The cost of sales will fluctuate depending on the sales mix.  As discussed above, during the three month period ended March 31, 2009, the Company sold much more in hardware than services.  The margins on hardware and telephone systems are much lower than the cost of providing services.  Therefore, the increased cost of sales percentage was expected.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended March 31, 2009 were $6,693, an 18% decrease compared to $8,181 during the first quarter of 2008.  As the Company continues to push sales commission incentives rather than base salaries, we anticipate salaries expenses to remain at these levels in the future.

Professional Fees.  Professional fees for the three month period ended March 31, 2009 were $6,839, an 18% decrease compared to $8,372 during the first quarter of 2008.  The decrease was the result of decreased legal and accounting fees associated with the audits and reviews of the Company’s financial statements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended March 31, 2009 were $3,760, a 34% decrease compared to $5,721 during the first quarter of 2008.  We anticipated a decrease in these expenses as we endeavor to decrease certain costs associated with rent and occupancy-related expense.

Other Income (Expense).  We incurred net other expense of $8,006 for the three month period ended March 31, 2009 compared to $6,497 during the first quarter of 2008.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of March 31, 2009, Secure Netwerks’ primary source of liquidity consisted of $1,365 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $309,465 as of March 31, 2009.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of March 31, 2009, Secure Netwerks has an accumulated deficit of $309,465.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

As of March 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None.

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

SECURE NETWERKS, INC.

Date: May 15, 2009	By:	/s/ Chene Gardner
Chene Gardner
Chief Financial Officer