Form 10-Q
period 2009-11-16
Secure Netwerks, Inc.
filed 2009-11-16
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2009

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
Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of November 11, 2009, the Company had outstanding 500,000 shares of common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2009.

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$911	$11,546
Accounts receivable, net	48,501	43,052
Inventory	4,785	4,837
Loans receivable	10,367	9,197

Total Current Assets	64,564	68,632

TOTAL ASSETS	$64,564	$68,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$54,024	$56,614
Accrued expenses	207,452	179,396
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	78,518	76,518

Total Current Liabilities	395,844	368,378

TOTAL LIABILITIES	395,844	368,378

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Discount on common stock	(500)	(500)
Accumulated deficit	(331,280)	(299,746)

Total Stockholders' Deficit	(331,280)	(299,746)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,564	$68,632

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET REVENUES

Product revenue	$33,373	$22,068	$164,762	$99,026
Service revenue	11,250	8,392	20,973	48,637

Total Net Revenues	44,623	30,460	185,735	147,663

OPERATING EXPENSES

Cost of sales - product	23,802	19,173	132,373	77,811
Cost of sales - service	7,285	4,658	13,624	30,499
Salaries and consulting	6,152	2,657	16,169	16,021
Professional fees	4,600	3,825	15,894	16,232
Selling, general and administrative	4,275	5,249	14,364	20,576

Total Operating Expenses	46,114	35,562	192,424	161,139

LOSS FROM OPERATIONS	(1,491)	(5,102)	(6,689)	(13,476)

OTHER INCOME (EXPENSES)

Interest expense	(8,564)	(7,996)	(24,845)	(24,479)
Interest income	-	389	-	3,346

Total Other Income (Expenses)	(8,564)	(7,607)	(24,845)	(21,133)

LOSS BEFORE INCOME TAXES	(10,055)	(12,709)	(31,534)	(34,609)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(10,055)	$(12,709)	$(31,534)	$(34,609)

BASIC AND DILUTED:
Net loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(31,534)	$(34,609)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	-	703
Changes in operating assets and liabilities:
Accounts receivable	(5,449)	15,103
Inventory	52	(406)
Loans receivable	(1,170)	(3,460)
Accounts payable and accrued expenses	25,466	8,581

Net Cash Used by Operating Activities	(12,635)	(14,088)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	2,000	4,378

Net Cash Provided by Financing Activities	2,000	4,378

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,635)	$(9,710)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,546	25,403

CASH AND CASH EQUIVALENTS, END OF PERIOD	$911	$15,693

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$2,595	$1,582
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Notes to the Financial Statements
September 30, 2009

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2009.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

NOTE 2	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2008, the Company has incurred operating losses of approximately $300,000 from inception of the Company through December 31, 2008.  The Company’s stockholders’ deficit at September 30, 2009 was $331,280 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Every company is different, and we treat every company differently depending on their needs assessment.  Our assessment of client technology needs does not just involve building technology systems.  We focus on the business strategies of our clients. The highlights of Secure Netwerks' approach include a phase, often around eight weeks, entitled Technology Discovery Session (TDS), which identifies the data, technical, business and functional requirements, creates a conceptual design of the overall solution, develops a visual prototype of the application, and delivers a solution roadmap for implementation.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2009 and 2008.

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

Secure Netwerks generated net revenues of $44,623 for the three month period ended September 30, 2009 compared to $30,460 in net revenues for the third quarter of 2008.  For the nine month period ended September 30, 2009, net revenues were $185,735, a 26% increase compared to $147,663 in net revenues during the first nine months of 2008.  During the first nine months of 2009 and 2008, we received $164,762 and $99,026, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $20,973 and $48,637, respectively, in gross revenues from information technology and other miscellaneous services.  The increase in revenues is mainly the result of the Company focusing on the sales of telephone systems.  The Company has established relationships with certain system providers which enable us to compete with larger companies selling similar telephone systems.  During the first nine months of 2009, the sales of telephone systems contributed approximately $111,000 compared to $21,000 during the same time period in 2008.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing has materialized during 2009.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

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

Cost of sales for the three month period ended September 30, 2009 was $31,087, compared to $23,831 during the third quarter of 2008.  For the nine months ended September 30, 2009, cost of sales were $145,997, a 35% increase compared to $108,310 during the first nine months of 2008.  The increase is mainly the result of increasing sales and the related need to purchase products.  While revenues increased 26%, cost of sales increased 35%.  The cost of sales will fluctuate depending on the sales mix.  As discussed above, during the nine month period ended September 30, 2009, the Company sold much more in hardware than services.  The margins on hardware and telephone systems are much lower than the cost of providing services.  Therefore, the increased cost of sales percentage was expected.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended September 30, 2009 were $6,152 compared to $2,657 during the third quarter of 2008.  For the nine months ended September 30, 2009, salaries and consulting expenses were $16,169 compared to $16,021 during the first nine months of 2008.  As the Company continues to push sales commission incentives rather than base salaries, we anticipate salaries expenses to remain at these levels in the future.

Professional Fees.  Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements.  Professional fees for the three month period ended September 30, 2009 were $4,600 compared to $3,825 during the third quarter of 2008.  For the nine months ended September 30, 2009, professional fees were $15,894 compared to $16,232 during the first nine months of 2008.  No major change was expected in professional fees and the Company expects professional fees to remain at these levels in the future.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended September 30, 2009 were $4,275 compared to $5,249 during the third quarter of 2008.  For the nine months ended September 30, 2009, selling, general and administrative expenses were $14,364, a 30% decrease compared to $20,576 during the first nine months of 2008.  We anticipated a decrease in these expenses as we endeavor to decrease certain costs associated with rent and occupancy-related expense.

Other Income (Expense).  We incurred net other expense of $8,564 for the three month period ended September 30, 2009 compared to $7,607 during the third quarter of 2008.  For the nine months ended September 30, 2009, we incurred net other expense of $24,845 compared to $21,133 during the first nine months of 2008.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of September 30, 2009, Secure Netwerks’ primary source of liquidity consisted of $911 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

We Risk Losing Some of Our Key Personnel Because of Our Fluctuating Revenues and Cash Flows.  Secure Netwerks’ success depends, in large part, upon the talents and skills of its management and key personnel, principally Chene Gardner, our Chief Executive Officer, and Jonathon Bish, our principal salesperson.  Our sales force is paid variable amounts based largely upon sales receipts, and therefore their incomes can fluctuate substantially from month to month.  To the extent that any of our key personnel are unable or refuse to continue their association with Secure Netwerks, a suitable replacement would have to be found.  We do not have employment agreements with any of our personnel and therefore we do not have restrictions on the ability of former employees to compete with us.  Further, we do not have key man life insurance on any person in our company and could not therefore be compensated for the loss of any individual due to death or disability.  We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel or that we could retain such replacements for an affordable amount.

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

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $331,280 as of September 30, 2009.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of September 30, 2009, Secure Netwerks has an accumulated deficit of $331,280.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

As of September 30, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SECURE NETWERKS, INC.

Date: November 16, 2009	By:	/s/ Chene Gardner
Chene Gardner
Chief Financial Officer