Form 10-K
period 2009-12-31
Secure Netwerks, Inc.
filed 2010-04-01
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 31, 2009, was approximately $6,000.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 24, 2010, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

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

CORPORATE ORGANIZATION

Secure Networks, Inc. was initially formed in the state of Utah on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 as Secure Netwerks, Inc.  Secure Netwerks was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections

13(a) and 15(d) of the Securities Exchange Act of 1934.  On March 1, 2007, the shares of Secure Netwerks were spun-off to the shareholders of SportsNuts, Inc.  As of March 24, 2010, Secure Netwerks had 266 shareholders of record.

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

Research and Development

We attempt to stay abreast of changes in the information technology industry and also attempt to increase the level of product knowledge of our current staff.  During the calendar year 2009, our two full-time employees, two part-time employees, and other project-based contract personnel received approximately 100 hours of training.  Other research and development activities include the use of instructional collateral materials.  We estimate that we have spent approximately 200 hours in each of our two prior fiscal years on research and development activities.  None of the expenses associated with these activities has been borne directly by our customers.

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

We Risk Losing Some of Our Key Personnel Because of Our Fluctuating Revenues and Cash Flows .  Secure Netwerks’ success depends, in large part, upon the talents and skills of its management and key personnel, principally Chene Gardner, our Chief Executive Officer, and Clayton Barlow and Jonathon Bish, our principal salespersons.  Our sales force is paid variable amounts based largely upon sales receipts, and therefore their incomes can fluctuate substantially from month to month..  To the extent that any of our key personnel are unable or refuse to continue their association with Secure Netwerks, a suitable replacement would have to be found.  We do not have employment agreements with any of our personnel and therefore we do not have restrictions on the ability of former employees to compete with us.  Further, we do not have key man life insurance on any person in our company and could not therefore be compensated for the loss of any individual due to death or disability.  We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel or that we could retain such replacements for an affordable amount.

Our Chief Executive Does Not Work Exclusively for Secure Netwerks and May Face Time Conflicts Which Could Compromise His Availability to Manage Our Company.  Chene Gardner, our Chief Executive Officer, is also the controller for SportsNuts, Inc. the Chief Executive Officer and Chief Financial Officer for Cancer Therapeutics, Inc.  His role in these organizations puts substantial constraints on his time which may detract from his ability to manage the business of Secure Netwerks effectively.  Mr. Gardner spends approximately one third of his time working for Secure Netwerks.  We cannot assure you that Mr. Gardner will be able to avoid scheduling and time conflicts in the future, which may impair his performance as our Chief Executive Officer.

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $352,528 as of December 31, 2009.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of December 31, 2009, Secure Netwerks has an accumulated deficit of $352,528.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SEWK.”  The Company’s stock has been traded on the Bulletin Board since approximately March, 2007.   As of March 24, 2010, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2009:

	High	Low
Fourth Quarter 2009	$ 0.10	$ 0.012
Third Quarter 2009	$ 0.023	$ 0.023
Second Quarter 2009	$ 0.011	$ 0.011
First Quarter 2009	$ 0.14	$ 0.011

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2008:

	High	Low
Fourth Quarter 2008	$ 0.06	$ 0.06
Third Quarter 2008	$ 0.51	$ 0.06
Second Quarter 2008	$ 0.073	$ 0.073
First Quarter 2008	$ 0.073	$ 0.073

We do not have any warrants or options issued or outstanding.

(2)      Holders.

As of March 24, 2010, the Company had approximately 266 holders of record of its Common Stock.

(3)	Dividends.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2009 and 2008.

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

Secure Netwerks generated net revenues of $194,958 for the year ended December 31, 2009, representing a 26% decrease compared to $261,956 in net revenues during the year ended December 31, 2008.  During 2009 and 2008, we received $173,985 and $187,889, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $20,973 and $74,067, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the year ended December 31, 2009 is mainly the result of four large sales of computer hardware and telephone systems which were associated with equipment leases during 2008.  These transactions contributed approximately $68,791.70 in revenues during 2008.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and no large leases materialized during 2009.  We do not anticipate that gross revenues from our base product and services will decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.  Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base.  Over the past twelve months, we have provided hardware sales, outsourced networking, programming, website design and hosting services for 17 clients on a continuous basis and approximately 33 clients for one-time projects.

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

Cost of sales for the year ended December 31, 2009 was $152,496, a 25% decrease from $204,450 during the year ended December 31, 2008.  The decrease is mainly the result of decreased sales and the related need to purchase products.  The cost of sales will fluctuate in the future depending on the sales mix of hardware sales and service revenue.  Total cost of sales was 78% of revenues in both 2009 and 2008.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the year ended December 31, 2009 were $16,366 compared to $22,808 during the year ended December 31, 2008.  No major changes were expected to salaries and consulting expenses as the Company has pushed sales commission incentives rather than base salaries.  Salaries and consulting expenses could increase if the Company hires additional personnel.

Professional Fees.  Professional fees for the year ended December 31, 2009 were $20,273, representing a 1% increase compared to $20,057 during the year ended December 31, 2008.  No change was expected in professional fees as the Company will continue to have audits and reviews of the financial statements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2009 were $25,492, a 42% decrease from $43,631 during the year ended December 31, 2008.  The decrease is mainly the result of fewer accounts receivable write offs during 2009.   For the years ended December 31, 2009 and 2008, bad debts expense was $5,552 and $15,305, respectively.   Although the Company is now reviewing new customers more closely for credit worthiness, the struggling economy has increased the risk of bad debts.  Furthermore, we endeavor to decrease certain costs associated with rent and occupancy-related expense.

Other Income (Expense).  We incurred net other expense of $33,113 for the year ended December 31, 2009 compared to net other expense of $32,512 during the year ended December 31, 2008.  Other expenses incurred were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of
December 31, 2009, Secure Netwerks’ primary source of liquidity consisted of $441 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

ITEM 7A:   QUANTITATIVE AND PUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Secure Netwerks, Inc.
South Jordan, Utah

We have audited the accompanying balance sheets of Secure Netwerks, Inc. as of December 31, 2009 and 2008 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Netwerks, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
March 31, 2010

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$441	$11,546
Accounts receivable, net	23,067	43,052
Inventory	2,890	4,837
Loans receivable	10,450	9,197

Total Current Assets	36,848	68,632

TOTAL ASSETS	$36,848	$68,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$55,363	$56,614
Accrued expenses	198,645	179,396
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	79,518	76,518

Total Current Liabilities	389,376	368,378

TOTAL LIABILITIES	389,376	368,378

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Additional paid-in-capital	(500)	(500)
Accumulated deficit	(352,528)	(299,746)

Total Stockholders' Deficit	(352,528)	(299,746)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,848	$68,632

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Operations

	For the Year Ended
	December 31,
	2009	2008

NET REVENUES

Product revenue	$173,985	$187,889
Service revenue	20,973	74,067

Total Net Revenues	194,958	261,956

OPERATING EXPENSES

Cost of sales - product	138,869	157,644
Cost of sales - service	13,627	46,806
Salaries and consulting	16,366	22,808
Professional fees	20,273	20,057
Selling, general and administrative	25,492	43,631
Gain on settlement of debt	-	(480)

Total Operating Expenses	214,627	290,466

LOSS FROM OPERATIONS	(19,669)	(28,510)

OTHER INCOME (EXPENSES)

Interest expense	(33,113)	(32,680)
Interest income	-	168

Total Other Income (Expenses)	(33,113)	(32,512)

LOSS BEFORE INCOME TAXES	(52,782)	(61,022)

INCOME TAX EXPENSE	-	-

NET LOSS	$(52,782)	$(61,022)

BASIC AND DILUTED:
Net loss per common share	$(0.11)	$(0.12)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Stockholders' Deficit
For the Period January 1, 2008 through December 31, 2009

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2008	-	$-	500,000	$500	$(500)	$(238,724)	$(238,724)

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(61,022)	(61,022)

Balance, December 31, 2008	-	-	500,000	500	(500)	(299,746)	(299,746)

Net income for the year ended
December 31, 2009	-	-	-	-	-	(52,782)	(52,782)

Balance, December 31, 2009	-	$-	500,000	$500	$(500)	$(352,528)	(352,528)

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Cash Flows

	For the Year Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(52,782)	$(61,022)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	5,552	15,305
Gain on settlement of debt	-	480
Changes in operating assets and liabilities:
Accounts receivable	14,433	(5,846)
Inventory	1,947	(379)
Loans receivable	(1,253)	(3,322)
Accounts payable and accrued expenses	17,998	36,549

Net Cash Used by Operating Activities	(14,105)	(18,235)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	3,000	4,378

Net Cash Provided by Financing Activities	3,000	4,378

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(11,105)	$(13,857)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,546	25,403

CASH AND CASH EQUIVALENTS, END OF PERIOD	$441	$11,546

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$3,256	$2,445
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

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

d.      Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.      Basic and Fully Diluted Net Loss per Share of Common Stock (Continued)

outstanding during the periods presented.  Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There are no common stock equivalents as of December 31, 2009 and 2008.

	December 31
	2009	2008
Net loss (numerator)	$(52,782)	$(61,022)
Weighted average shares outstanding (denominator)	500,000	500,000
Basic and fully diluted net loss per share amount	$(0.11)	$(0.12)

e.	Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 15-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of December 31, 2009 and 2008, the allowance for doubtful accounts was $-0- and $1,996, respectively.  Bad debt expense was $5,552 and $15,305, for the years ended December 31, 2009 and 2008, respectively.

f.	Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value.  Inventories consist of computer hardware of $2,890 and $4,837 at December 31, 2009 and 2008, respectively.

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

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.     Revenue Recognition

Products and services provided by the Company are broken down into two main categories for revenue recognition purposes, they are: off-the-shelf hardware/software sales and technology related services.  The revenue recognition policy for these categories is as follows:

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2009 and 2008, sales are recorded net of the allowance for returns and discounts of $-0-.  Product sales were solely derived from the resale of off-the-shelf hardware and software packages.  Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

i.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recent Accounting Pronouncements (continued)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)
In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recent Accounting Pronouncements (continued)

investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recent Accounting Pronouncements (continued)

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In December, 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). FASB ASC 810-10-65 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. This standard is effective for fiscal years and interim periods within those

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recent Accounting Pronouncements (continued)

fiscal years beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.

In December, 2007, the FASB issued FASB ASC 805 (Prior authoritative literature: SFAS No. 141(R), “Business Combinations”), which established the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.

In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recent Accounting Pronouncements (continued)

statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

j.      Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2009, the Company had net operating loss carryforwards of approximately $120,000 which may be offset against future taxable income through 2029.  No tax benefit has been reported in the financial statements because the potential

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)
j.      Income Taxes (continued)

tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$120,000	$102,000
Valuation allowance	(120,000)	(102,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:
	2009	2008
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	18,000	21,000
Valuation allowance	(18,000)	(21,000)
	$-	$-

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2009	2008
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	-	-

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.      Income Taxes (continued)

At December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

k.      Gain on Settlement of Debt

The gain on settlement of debt arises from the write-off of certain old accounts and notes payable by the Company pursuant to a legal opinion from the Company’s attorney and CEO.  The gain on settlement of debt associated with these write-offs amounted to $-0- and $480, respectively at December 31, 2009 and 2008.

l.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places cash and cash equivalents at well known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000.  The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2009 and 2008.

m.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined  that there are no such events that would have a material impact on the financial statements.

NOTE 3 -	RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to individuals as disclosed in Note 5.  The individuals consist of an officer of the Company and a director of the Company.  The Company received advances of $3,000 and $4,378, respectively; and made payments on these advances of $-0- during the years ended December 31, 2009 and 2008.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 4 -	NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2009	December 31, 2008
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	48,750	48,750
Total Notes Payable	55,850	55,850
Less: Current Portion	(55,850)	(55,850)
Long-Term Notes Payable	$-	$-

Accrued interest at December 31, 2009 and 2008 was $34,315 and $27,736, respectively.

NOTE 5 -       NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2009	December 31, 2008
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$48,268	$45,268
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	6,250	6,250
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	25,000	25,000
Total Notes Payable – Related Parties	79,518	76,518
Less: Current Portion	(79,518)	(76,518)
Long-Term Notes Payable – Related Parties	$-	$-

    Accrued interest at December 31, 2009 and 2008 was $106,027 and $82,749, respectively.

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

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 6 -       EQUITY TRANSACTIONS (Continued)

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

NOTE 7 -       FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-
Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 8 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2009 of approximately $353,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2010 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 8 -	GOING CONCERN (Continued)

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

From time to time, the Company makes advances to employees.  These advances have been recorded as Loans receivable – related parties and amounted to $10,450 and $9,197 as of December 31, 2009 and 2008, respectively.

NOTE 10 -	COMMITMENTS & CONTINGENICES

The Company has a month to month lease agreement which is currently in the amount of $900 per month. Rent expense was $10,800 for the years ended December 31, 2009 and 2008.

NOTE 11 -    CONCENTRATIONS OF CREDIT RISK

Major Customers

The Company had 4 and 3 customers, respectively, who represented 10% or more of total sales for the years ended December 31, 2009 and 2008.

	December 31
	2009	2008
Customer A	33.1%	-
Customer B	19.1%	-
Customer C	14.7%	-
Customer D	11.1%	-
Customer E	-	14.8%
Customer F	-	13.3%
Customer G	-	15.8%

As of December 31, 2009 none of the Company’s accounts receivable was due from these customers.  The loss of these customers, although not anticipated, could have a material impact on the Company’s present and future operations.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 11 -     CONCENTRATIONS OF CREDIT RISK (Continued)

Major Suppliers

The Company had 2 vendors who represented 10% or more of the total purchases for the years ended December 31, 2009 and 2008.

	December 31
	2009	2008
Vendor A	35.9%	-
Vendor B	23.5%	17.2%
Vendor C	-	16.0%

The loss of these vendors could have a temporary impact on operations; however, alternate suppliers are readily available that the Company feels could quickly fill the void, should it ever need to.

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

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Name	Age	Position(1)
Walter Pera	65	Chairman of the Board
Chene Gardner	45	Chief Executive Officer, Chief Financial Officer and Director
Kenneth I. Denos	42	Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Walter Pera, age 65, is the Chairman of the board of directors of Secure Netwerks.  Mr. Pera was appinted as Chairman of the board of directors of Secure Netwerks in March, 2004.  Mr. Pera has been the Chairman of the board of directors of Secure Netwerks since its inception.  Mr. Pera also serves as the President of RTW Management, Inc., a transportation provider and management company, and has served in this capacity since September 2003.  Mr. Pera is also the President and principal of 32 Enterprises LLC which owns Exchange night club, operating in Salt Lake City, Utah, and has served in this capacity since February 2007.  Mr. Pera was President of EcourseMaster Inc., an internet-based education company specializing in developing and deploying specialized training over the internet for corporate clients from March 2001 until April 2003.  Mr. Pera holds a Bachelor of Science degree in electrical engineering from Colorado State University, and a Masters in Business Administration from
Brigham Young University.  Mr. Pera served in the United States Navy from 1962 to 1966.  Mr. Pera is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Chene Gardner, age 45, is the Chief Executive Officer and Chief Financial Officer of Secure Netwerks and a member of the Secure Netwerks board of directors.  Mr. Gardner was appointed Chief Executive Officer, Chief Financial Officer and member of the board of directors of Secure Netwerks in March, 2004.  Mr. Gardner has been the Chief Financial Officer of Secure Netwerks since its inception.  Mr. Gardner also serves as the financial controller for SportsNuts, Inc., the ex-parent corporation of Secure Netwerks, and has served in this capacity since September, 1999.   Mr. Gardner has been the Chief Financial Officer and member of the board of directors of Cancer Therapeutics, Inc., a cancer biotherapy company since May 2004.  Mr. Gardner has served as the Chief Executive Officer of Global Networks, Inc., an advertising company from March, 2005 until December, 2009.  Mr. Gardner has also served as the Chief Financial Officer and member of the board of directors of Synerteck, Inc., an IT service provider and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 from April, 2001 until December 2005.   From January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Kenneth I. Denos, age 42, has been a member of the board of directors of Secure Netwerks since its formation in March, 2004.  Mr. Denos serves and Deputy Chairman of the Board of London Pacific & Partners, Inc., a healthcare and hospitality services company. Mr. Denos has served as the Chief Executive Officer and a director of SportsNuts, Inc., the parent corporation of Secure Netwerks  and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  Mr. Denos has served as a member of the SportsNuts, Inc. board of directors from April, 1999 until January, 2005 and has served as its Chief Executive Officer from March, 2000 until January, 2005.  From April, 1999 until March, 2000, he served as Executive Vice President and General Counsel for SportsNuts.  From November, 1998 until April, 1999, he served as Executive Vice President of SportsNuts.com, Inc., a privately held corporation in which a controlling interest was acquired by SportsNuts, Inc. (the parent corporation of Secure Netwerks ) in April, 1999.   From May 2007 until October 2009, Mr. Denos has served as the Chief Executive Officer of MCC Global N.V. (FSE:IQF2), an Amsterdam-based business advisory firm. From June,  2005 until June, 2009, Mr. Denos has served as the member of the board of directors of Moore, Clayton Capital Advisors, Inc., an investment advisor to Equus Total Return, Inc. (NYSE:EQS)  and registered pursuant to the Investment Advisors Act of 1940.  Mr. Denos has been the CEO of Equus Total Return, Inc (NYSE:EQS), registered investment company pursuant to the Investment Company Act of 1940, from August, 2007 until June, 2009.  In March, 2008, he was appointed to the board of directors of Equus Total Return and continues to serve in this capacity.  From January, 2004 until October, 2005, Mr. Denos served on the board of directors of Healthcare Enterprise Group PLC (LSE:HCEG), a London-based healthcare products distribution firm.  From February, 2005 until February, 2007, Mr. Denos served on the board of directors of Tersus Energy PLC (LSE:TER), a London-based alternative/renewable energy company.  From March 2001 until December 2005, Mr. Denos also served as a Synerteck Incorporated member of the board of directors, a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  From March, 1996 until November, 1998, Mr. Denos was an attorney with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, P.C.    Mr. Denos is a licensed attorney in the State of Utah and is a member of the American Bar Association.  Mr. Denos holds a Bachelor of Science degree in Business Finance and Political Science, a Master of Business Administration Degree, and a Juris Doctor, all received from the

University of Utah.  Other than SportsNuts, Inc., Mr. Denos is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the board of directors during 2009, the board of directors held no formal meetings during the fiscal year ended December 31, 2009.

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

For the 2009 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2009, 2008 and 2007 by Chene Gardner our Chief Executive Officer and Chief Financial Officer.  Mr. Gardner was appointed as Chief Executive Officer and Chief Financial Officer in March, 2004.  No other executive officer of Secure Netwerks received more than $100,000 in total salary and bonus.  Although Secure Netwerks may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

Summary Compensation Table
Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Chene Gardner	2009	$ 12,000		$ 0	$ 0
CEO and CFO	2008	$ 12,000		$ 0	$ 0
	2007	$ 12,000		$ 0	$ 0

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

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 500,000 shares of Common Stock outstanding as of March 25, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

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

Secure Netwerks is subject to a month-to-month sublease with Acadia Properties, LLC, for the use of office and hardware facilities.  We pay Acadia Properties, LLC a rental fee of $900 per month, which may increase as our business grows.  Secure Netwerks’ rental fee is based on exclusive usage of approximately one-eighth of the office space of Acadia Properties, LLC, which pays an aggregate rental rate of $10,500 per month and is comparable to rents charged to other subtenants of Acadia Properties, LLC.  We utilize these facilities for the operation of our day-to-day business.  As Secure Netwerks grows and expands, we may seek alternative arrangements for our executive offices and operations elsewhere in the Salt Lake City metropolitan area.  Kenneth Denos is a principal of Acadia Properties, LLC and is a director of Secure Netwerks.

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Chisholm, Bierwolf, Nilson & Morrill, LLC for 2009, and Bouwhuis, Morrill & Company, LLC, for 2008 for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, and all fees billed for other services rendered by BMC during those periods.

Year Ended December 31	2009	2008

Audit Fees(1)	$7,100	$7,100
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$7,100	$7,100

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

No reports on Form 8-K were filed during the year ended December 31, 2009.

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

SECURE NETWERKS, INC.

Date: March 31, 2010	By:	/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter Pera	Director	March 31, 2010
Walter Pera

/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	March 31, 2010
Chene Gardner

/s/ Kenneth Denos	Director	March 31, 2010
Kenneth Denos