Form 10-Q
period 2010-09-30
Secure Netwerks, Inc.
filed 2010-11-22
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of November 8, 2010 the Company had outstanding 500,000 shares of common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2010.

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,084	$441
Accounts receivable, net	16,746	23,067
Inventory	2,952	2,890
Loans receivable	10,400	10,450

Total Current Assets	32,182	36,848

TOTAL ASSETS	$32,182	$36,848

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$56,346	$55,363
Accrued expenses	239,535	198,645
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	93,577	79,518

Total Current Liabilities	445,308	389,376

TOTAL LIABILITIES	445,308	389,376

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Additional paid-in-capital	(500)	(500)
Accumulated deficit	(413,126)	(352,528)

Total Stockholders' Deficit	(413,126)	(352,528)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,182	$36,848

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET REVENUES

Product revenue	$1,677	$33,373	$40,008	$164,762
Service revenue	130	11,250	4,003	20,973

Total Net Revenues	1,807	44,623	44,011	185,735

OPERATING EXPENSES

Cost of sales - product	933	23,802	34,391	132,373
Cost of sales - service	127	7,285	1,964	13,624
Salaries and consulting	107	6,152	2,713	16,169
Professional fees	8,175	4,600	18,245	15,894
Selling, general and administrative	13,042	4,275	20,958	14,364

Total Operating Expenses	22,384	46,114	78,271	192,424

LOSS FROM OPERATIONS	(20,577)	(1,491)	(34,260)	(6,689)

OTHER INCOME (EXPENSES)

Interest expense	(8,832)	(8,564)	(27,156)	(24,845)
Interest income	818	-	818	-

Total Other Income (Expenses)	(8,014)	(8,564)	(26,338)	(24,845)

LOSS BEFORE INCOME TAXES	(28,591)	(10,055)	(60,598)	(31,534)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(28,591)	$(10,055)	$(60,598)	$(31,534)

BASIC AND DILUTED:
Net loss per common share	$(0.06)	$(0.02)	$(0.12)	$(0.06)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(60,598)	$(31,534)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	6,321	(5,449)
Inventory	(62)	52
Loans receivable	50	(1,170)
Accounts payable and accrued expenses	41,873	25,466

Net Cash Used by Operating Activities	(12,416)	(12,635)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	14,059	2,000

Net Cash Provided by Financing Activities	14,059	2,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,643	$(10,635)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	441	11,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,084	$911

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,824	$2,595
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Notes to the Financial Statements
September 30, 2010

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2010.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2	GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2009, the Company has incurred operating losses of approximately $350,000 from inception of the Company through December 31, 2009.  The Company’s stockholders’ deficit at September 30, 2010 was $413,126 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2010 and 2009.

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

Secure Netwerks generated net revenues of $1,807 for the three month period ended September 30, 2010 compared to $44,623 in net revenues for the third quarter of 2009.  For the nine months ended September 30, 2010, the Company generated net revenues of $44,011 compared to $185,735 during the nine months ended September 30, 2009.  During the first nine months of 2010 and 2009, we received $40,008 and $164,762, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $4,003 and $20,973, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues is mainly the result of four large computer hardware and telephone systems which were associated with equipment leases during the first nine months of 2009.  These transactions contributed approximately $107,000 in revenues during that time period.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and no large leases materialized during the first nine months of 2010.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

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

Cost of sales for the three month period ended September 30, 2010 was $1,060, compared to $31,087 during the third quarter of 2009.  For the nine months ended September 30, 2010, cost of sales was $36,356 compared to $145,997 during the nine months ended September 30, 2009.  The decrease is mainly the result of decreased sales and the related need to purchase products.  While revenues decreased 76%, cost of sales decreased 75%.  The cost of sales will fluctuate depending on the sales mix.  As discussed above, during the nine month periods ended September 30, 2010 and 2009, the Company sold much more in hardware than services.  The margins on hardware and telephone systems are much lower than the cost of providing services.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended September 30, 2010 were $107 compared to $6,152 during the third quarter of 2009.  During the nine months ended September 30, 2010, salaries and consulting expenses were $2,713 compared to $16,169 during the nine months ended September 30, 2009.  The decrease is mainly the result of decreased sales, and the corresponding commissions, as the Company continues to push sales commission incentives rather than base salaries.  We anticipate salaries expenses to remain at these levels in the future.

Professional Fees.  Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements.  Professional fees for the three month period ended September 30, 2010 were $8,175 compared to $4,600 during the third quarter of 2009.  For the nine months ended September 30, 2010, professional fees were $18,245 compared to $15,894 during the nine months ended September 30, 2009.  No major change was expected in professional fees and the Company expects professional fees to remain at these levels in the future.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended September 30, 2010 were $13,042 compared to $4,275 during the third quarter of 2009.  During the nine months ended September 30, 2010, selling, general and administrative expenses were $20,958 compared to $14,364 during the nine months ended September 30, 2009.  The increase is mainly the result of the write off of uncollectible accounts receivable in the amount of $9,382.  Due to the sluggish economy, some of our customers have either gone out of business or are struggling to pay their debts.  We anticipated an increase in these expenses due to these write offs.

Other Income (Expense).  We incurred net other expense of $8,014 for the three month period ended September 30, 2010 compared to $8,564 during the third quarter of 2009.  During the nine month period ended September 30, 2010, net other expenses were $26,338 compared to $24,845 during the first nine months of 2009.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of September 30, 2010, Secure Netwerks’ primary source of liquidity consisted of $2,084 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $413,126 as of September 30, 2010.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of September 30, 2010, Secure Netwerks has an accumulated deficit of $413,126.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

As of September 30, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SECURE NETWEKS, INC.

Date: November 19, 2010	By:	/s/ Chene Gardner
Chene Gardner
Chief Financial Officer