Form 10-K
period 2010-12-31
Secure Netwerks, Inc.
filed 2011-04-15
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52227

SECURE NETWERKS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-4910418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11650 South State St. Suite 240
Draper, Utah	84020
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                   Accelerated Filer [  ]                                           Non-Accelerated Filer [  ]
Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 23, 2011, was approximately $121,835.75.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 23, 2011, the Company had outstanding 500,000 shares of common stock, par value $0.001 per share.

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

ITEM 1.  BUSINESS

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

CORPORATE ORGANIZATION

Secure Networks, Inc. was initially formed in the state of Utah on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 as Secure Netwerks, Inc.  Secure Netwerks was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections

13(a) and 15(d) of the Securities Exchange Act of 1934.  On March 1, 2007, the shares of Secure Netwerks were spun-off to the shareholders of SportsNuts, Inc.  As of March 23, 2011, Secure Netwerks had 266 shareholders of record.

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

Products and Outsourced Services

We bring value to our clients that purchase computer equipment by introducing them to our strategic partners, including technology service providers, equipment leasing providers and programmers in the information technology industry.  Our relationships with these strategic partners allow us to offer a comprehensive and cost-effective technology solution to almost any organization.  Through Secure Netwerks and its partners, our clients can access the following range of hardware sales and services:

•	Technology Hardware sales. We are a valued-added reseller of the following computer and computer-related products;

o	Hardware: Intel-based servers, personal computers and laptops supporting Windows, Macintosh, Unix, Linux, and Novell operating systems.

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

We work hard to foster close relationships with these vendors and maintain a high level of accreditation for the benefit of our customers.  These Principal Suppliers sell their products to us at a wholesale price, and we sell to our clients at a retail price.  We are quoted specific prices either by telephone or by the use of the websites of these principal suppliers.  Prices vary as they are quoted to us, and are not set.  There are no price discount indicators.  We search each supplier for the best price. Our agreements with these principal suppliers give us terms and conditions for our payment obligations for the computer hardware and software we resell to our customers.  We must pay the principal amount we owe each supplier within 30 days of the invoice from the supplier.  In the event that we do not pay the invoice within the 30 day time period, our suppliers charge between 8% and 12% per annum for late payments.

Research and Development

We attempt to stay abreast of changes in the information technology industry and also attempt to increase the level of product knowledge of our current staff.  During the calendar year 2010, our two full-time employees, two part-time employees, and other project-based contract personnel received approximately 50 hours of training.  Other research and development activities include the use of instructional collateral materials.  We estimate that we have spent approximately 200 hours in each of our two prior fiscal years on research and development activities.  None of the expenses associated with these activities has been borne directly by our customers.

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

ITEM 1A.  RISK FACTORS

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

We Risk Losing Some of Our Key Personnel Because of Our Fluctuating Revenues and Cash Flows .  Secure Netwerks’ success depends, in large part, upon the talents and skills of its management and key personnel, principally Chene Gardner, our Chief Executive Officer, and Clayton Barlow and Kyle Denos, our principal salespersons.  Our sales force is paid variable amounts based largely upon sales receipts, and therefore their incomes can fluctuate substantially from month to month..  To the extent that any of our key personnel are unable or refuse to continue their association with Secure Netwerks, a suitable replacement would have to be found.  We do not have employment agreements with any of our personnel and therefore we do not have restrictions on the ability of former employees to compete with us.  Further, we do not have key man life insurance on any person in our company and could not therefore be compensated for the loss of any individual due to death or disability.  We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel or that we could retain such replacements for an affordable amount.

Our Chief Executive Does Not Work Exclusively for Secure Netwerks and May Face Time Conflicts Which Could Compromise His Availability to Manage Our Company.  Chene Gardner, our Chief Executive Officer, is also the controller for Fuelstream, Inc. the Chief Executive Officer and Chief Financial Officer for Nano Dimensions, Inc.  His role in these organizations puts substantial constraints on his time which may detract from his ability to manage the business of Secure Netwerks effectively.  Mr. Gardner spends approximately one third of his time working for Secure Netwerks.  We cannot assure you that Mr. Gardner will be able to avoid scheduling and time conflicts in the future, which may impair his performance as our Chief Executive Officer.

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $441,563 as of December 31, 2010.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of December 31, 2010, Secure Netwerks has an accumulated deficit of $441.563.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

No Active Market.  Although the Company’s shares are traded on the OTC Markets trading platform, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or NASD market makers actively follow the Company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to provide this information

ITEM 2.  PROPERTIES

Secure Netwerks’ headquarters are located within a 4,500 square foot facility in Draper, Utah.  Acadia Properties, LLC, a Utah limited liability company controlled by Kenneth Denos, a member of the board of directors of Secure Netwerks, holds a leasehold interest in the premises, with a written lease agreement commencing February 1,2011 at a rate of $5,500 per month.  We utilize approximately one-eighth of these premises for our operations.  We have recently executed a month-to-month sublease with Acadia Properties, LLC for use of this facility and its common areas for Secure Netwerks’ operations in exchange for $900 per month.

ITEM 3.  LEGAL PROCEEDINGS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SEWK.”  The Company’s stock has been traded on the Bulletin Board since approximately March, 2007.   As of March 23, 2011, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2010:

	High	Low
Fourth Quarter 2010	$ 0.01	$ 0.01
Third Quarter 2010	$ 0.01	$ 0.01
Second Quarter 2010	$ 0.012	$ 0.01
First Quarter 2010	$ 0.012	$ 0.012

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

(2)      Holders.

As of March 23, 2011, the Company had approximately 266 holders of record of its Common Stock.

(3)  Dividends

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

                       (4) Securities Authorized for Issuance Under Equity Compensation Plans.

None

(5) Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2010 and 2009.

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

Secure Netwerks generated net revenues of $74,782 for the year ended December 31, 2010, representing a 62% decrease compared to $194,958 in net revenues during the year ended December 31, 2009.  During 2010 and 2009, we received $65,542 and $173,985, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $9,240 and $20,973, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues for the year ended December 31, 2010 is mainly the result of four large sales of computer hardware and telephone systems which were associated with equipment leases during 2009.  These transactions contributed approximately $107,000 in revenues during 2009.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and no large leases materialized during 2010.  We do not anticipate that gross revenues from our base product and services will decrease.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.  Sales of software and hardware products are inherently unpredictable, but we anticipate that revenues from this activity will become more consistent as we grow our client base.

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

Cost of sales for the year ended December 31, 2010 was $61,640, a 60% decrease from $152,496 during the year ended December 31, 2009.  The decrease is mainly the result of decreased sales and the related need to purchase products.  The cost of sales will fluctuate in the future depending on the sales mix of hardware sales and service revenue.  Total cost of sales was 82% and 78% of revenues in 2010 and 2009, respectively.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the year ended December 31, 2010 were $2,756 compared to $16,366 during the year ended December 31, 2009.  The decrease is mainly the result of decreased sales, and the corresponding commissions, as the Company continues to push commission incentives rather than base salaries.  Salaries and consulting expenses could increase if the Company hires additional personnel.

Professional Fees.  Professional fees for the year ended December 31, 2010 were $24,182, representing a 19% increase compared to $20,273 during the year ended December 31, 2009.  No major change was expected in professional fees as the Company will continue to have audits and reviews of the financial statements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the year ended December 31, 2010 were $24,733, a 39% decrease from $40,755 during the year ended December 31, 2009.  The decrease is mainly the result of fewer accounts receivable write offs during 2010.   No major change was expected in selling, general and administrative expenses.  For the years ended December 31, 2010 and 2009, bad debts expense was $6,717 and $20,816, respectively.   Although the Company is now reviewing new customers more closely for credit worthiness, the struggling economy has increased the risk of bad debts.  Furthermore, we endeavor to decrease certain costs associated with rent and occupancy-related expense.

Other Income (Expense).  We incurred net other expense of $35,243 for the year ended December 31, 2010 compared to net other expense of $33,113 during the year ended December 31, 2009.  Other expenses incurred were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of
December 31, 2010, Secure Netwerks’ primary source of liquidity consisted of $6,019 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Secure Netwerks, Inc.
South Jordan, Utah

We have audited the accompanying balance sheets of Secure Netwerks, Inc. as of December 31, 2010 and 2009 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure Netwerks, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Morrill & Associates, LLC
Bountiful, Utah
April 15, 2011

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$6,019	$441
Accounts receivable, net	6,365	7,803
Inventory	3,497	2,890
Loans receivable	4,696	10,450

Total Current Assets	20,577	21,584

TOTAL ASSETS	$20,577	$21,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$54,830	$55,363
Accrued expenses	257,883	198,644
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	93,577	79,518

Total Current Liabilities	462,140	389,375

TOTAL LIABILITIES	462,140	389,375

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Additional paid-in-capital	(500)	(500)
Accumulated deficit	(441,563)	(367,791)

Total Stockholders' Deficit	(441,563)	(367,791)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,577	$21,584

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

NET REVENUES

Product revenue	$65,542	$173,985
Service revenue	9,240	20,973

Total Net Revenues	74,782	194,958

OPERATING EXPENSES

Cost of sales - product	56,051	138,869
Cost of sales - service	5,589	13,627
Salaries and consulting	2,756	16,366
Professional fees	24,182	20,273
Selling, general and administrative	24,733	40,755

Total Operating Expenses	113,311	229,890

LOSS FROM OPERATIONS	(38,529)	(34,932)

OTHER INCOME (EXPENSES)

Interest expense	(36,165)	(33,113)
Interest income	922	-

Total Other Income (Expenses)	(35,243)	(33,113)

LOSS BEFORE INCOME TAXES	(73,772)	(68,045)

INCOME TAX EXPENSE	-	-

NET LOSS	$(73,772)	$(68,045)

BASIC AND DILUTED:
Net loss per common share	$(0.15)	$(0.14)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Stockholders' Deficit
For the Period January 1, 2009 through December 31, 2010

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2009	-	$-	500,000	$500	$(500)	$(299,746)	$(299,746)

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(68,045)	(68,045)

Balance, December 31, 2009	-	-	500,000	500	(500)	(367,791)	(367,791)

Net income for the year ended
December 31, 2010	-	-	-	-	-	(73,772)	(73,772)

Balance, December 31, 2010	-	$-	500,000	$500	$(500)	$(441,563)	(441,563)

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(73,772)	$(68,045)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	6,717	20,816
Changes in operating assets and liabilities:
Accounts receivable	(5,279)	14,433
Inventory	(607)	1,947
Loans receivable	5,754	(1,253)
Accounts payable and accrued expenses	58,706	17,997

Net Cash Used by Operating Activities	(8,481)	(14,105)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	14,059	3,000

Net Cash Provided by Financing Activities	14,059	3,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$5,578	$(11,105)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	441	11,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,019	$441

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,468	$3,256
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

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

d.      Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.     Basic and Fully Diluted Net Loss per Share of Common Stock (Continued)

outstanding during the periods presented.  Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There are no common stock equivalents as of December 31, 2010 and 2009.

	December 31,
	2010	2009
Net loss (numerator)	$(73,772)	$(68,045)
Weighted average shares outstanding (denominator)	500,000	500,000
Basic and fully diluted net loss per share amount	$(0.15)	$(0.14)

      e.     Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 15-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of December 31, 2010 and 2009, the allowance for doubtful accounts was $14,290 and $15,263, respectively.  Bad debt expense was $6,717 and $20,816, for the years ended December 31, 2010 and 2009, respectively.

      f.  Inventories

Inventories are stated at the lower of average cost or market value.  When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value.  Inventories consist of computer hardware of $3,497 and $2,890 at December 31, 2010 and 2009, respectively.

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
December 31, 2010 and 2009

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.     Revenue Recognition

Products and services provided by the Company are broken down into two main categories for revenue recognition purposes, they are: off-the-shelf hardware/software sales and technology related services.  The revenue recognition policy for these categories is as follows:

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2010 and 2009, sales are recorded net of the allowance for returns and discounts of $-0-.  Product sales were solely derived from the resale of off-the-shelf hardware and software packages.  Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

i.  Recent Accounting Pronouncements

In April 2009 an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, “The FASB Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements.

On May 28, 2009 the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13” Revenue recognition-Multiple deliverable revenue arrangements”.  The ASU provides amendments to the criteria in Revenue recognition - Multiple deliverable revenue arrangements for separating consideration in multiple revenue arrangements.  The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable.  Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2010, the Company had net operating loss carryforwards of approximately $150,000 which may be offset against future taxable income through 2030.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2010	2009
Deferred tax assets:
NOL Carryover	$150,000	$125,000
Valuation allowance	(150,000)	(125,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2010	2009
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	25,000	23,000
Valuation allowance	(25,000)	(23,000)
	$-	$-

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2010	2009
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

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

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

k.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places cash and cash equivalents at well known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000.  The

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Company did not have any cash or cash equivalents in excess of this amount at December 31, 2010 and 2009.

l.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

NOTE 3-         RELATED PARTY TRANSACTION

The Company issued certain promissory notes to individuals as disclosed in Note 5.  The individuals consist of an officer of the Company and a director of the Company.  The Company received advances of $14,058 and $4,378, respectively; and made payments on these advances of $-0- during the years ended December 31, 2010 and 2009.

NOTE 4-         NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2010	December 31, 2009
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	48,750	48,750
Total Notes Payable	55,850	55,850
Less: Current Portion	(55,850)	(55,850)
Long-Term Notes Payable	$-	$-

Accrued interest at December 31, 2010 and 2009 was $36,350 and $34,315, respectively.

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 5 -   NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2010	December 31, 2009
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$62,327	$48,268
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	6,250	6,250
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	25,000	25,000
Total Notes Payable – Related Parties	93,577	79,518
Less: Current Portion	(93,577)	(79,518)
Long-Term Notes Payable – Related Parties	$-	$-

Accrued interest at December 31, 2010 and 2009 was $133,223 and $106,027, respectively.

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
December 31, 2010 and 2009

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

NOTE 8 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2010 of approximately $442,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

SECURE NETWERKS, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 9 -   LOANS RECEIVABLE – RELATED PARTIES

       From time to time, the Company makes advances to employees.  These advances have been recorded as Loans receivable – related parties and amounted to $-0- and $10,450 as of December
          31, 2010 and 2009, respectively

NOTE 10-          COMMITMENTS & CONTINGENICES

       The Company has a month to month lease agreement which is currently in the amount of $900 per month.  Rent expense was $10,800 for the years ended December 31, 2010 and 2009.

NOTE 11 -         CONCENTRATIONS OF CREDIT RISK

           Major Customers

           The Company had 4 and 4 customers, respectively, who represented 10% or more of total sales for the years ended December 31, 2010 and 2009.

	December 31
	2010	2009
Customer A	41.4%	-
Customer B	24.7%	-
Customer C	15.2%	-
Customer D	10.6%	-
Customer E	-	33.1%
Customer F	-	19.1%
Customer G	-	14.7%
Customer H		11.1%

            Major Suppliers

            The Company had 2 vendors who represented 10% or more of the total purchases for the years ended December 31, 2010 and 2009.

	December 31
	2010	2009

Vendor A	40.5%	35.9%
Vendor B	14.4%	23.5%

            The loss of these vendors could have a temporary impact on operations; however, alternate suppliers are readily available that the Company feels could quickly fill the void, should it ever need to.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Name	Age	Position(1)
Walter Pera	66	Chairman of the Board
Chene Gardner	46	Chief Executive Officer, Chief Financial Officer and Director
Kenneth I. Denos	43	Director

(1)           Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Walter Pera, age 66, is the Chairman of the board of directors of Secure Netwerks.  Mr. Pera was appointed as Chairman of the board of directors of Secure Netwerks in March, 2004.  Mr. Pera has been the Chairman of the board of directors of Secure Netwerks since its inception.  Mr. Pera also serves as the President of RTW Management, Inc., a transportation provider and management company, and has served in this capacity since September 2003.  Mr. Pera is also the President and principal of 32 Enterprises LLC which owns Exchange night club, operating in Salt Lake City, Utah, and has served in this capacity since February 2007.  Mr. Pera was President of EcourseMaster Inc., an internet-based education company specializing in developing and deploying specialized training over the internet for corporate clients from March 2001 until April 2003.  Mr. Pera holds a Bachelor of Science degree in electrical engineering from Colorado State University, and a Masters in Business Administration from
Brigham Young University.  Mr. Pera served in the United States Navy from 1962 to 1966.  Mr. Pera is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Chene Gardner, age 46, is the Chief Executive Officer and Chief Financial Officer of Secure Netwerks and a member of the Secure Netwerks board of directors.  Mr. Gardner was appointed Chief Executive Officer, Chief Financial Officer and member of the board of directors of Secure Netwerks in March, 2004.  Mr. Gardner has been the Chief Financial Officer of Secure Netwerks since its inception.  Mr. Gardner also serves as the financial controller for Fuelstream, Inc. f/k/a SportsNuts, Inc., the ex-parent corporation of Secure Netwerks, and has served in this capacity since September, 1999.   Mr. Gardner has been the Chief Financial Officer and member of the board of directors of Cancer Therapeutics, Inc., a cancer biotherapy company since May 2004.  Mr. Gardner has served as the Chief Executive Officer of Global Networks, Inc., an advertising company from March, 2005 until December, 2009.  Mr. Gardner has also served as the Chief Financial Officer and member of the board of directors of Synerteck, Inc., an IT service provider and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 from April, 2001 until December 2005.   From January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.  Mr. Gardner is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Kenneth I. Denos, age 43, has been a member of the board of directors of Secure Netwerks since its formation in March, 2004.  Mr. Denos serves and Deputy Chairman of the Board of London Pacific & Partners, Inc., a healthcare and hospitality services company. Mr. Denos has served as the Chief Executive Officer and a director of SportsNuts, Inc., the former parent corporation of Secure Netwerks  and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  Mr. Denos has served as a member of the SportsNuts, Inc. board of directors from April, 1999 until January, 2005 and has served as its Chief Executive Officer from March, 2000 until January, 2005.  From April, 1999 until March, 2000, he served as Executive Vice President and General Counsel for SportsNuts.  From November, 1998 until April, 1999, he served as Executive Vice President of SportsNuts.com, Inc., a privately held corporation in which a controlling interest was acquired by SportsNuts, Inc. (the parent corporation of Secure Netwerks ) in April, 1999.   From May 2007 until October 2009, Mr. Denos has served as the Chief Executive Officer of MCC Global N.V. (FSE:IQF2), an Amsterdam-based business advisory firm. From June,  2005 until June, 2009, Mr. Denos has served as the member of the board of directors of Moore, Clayton Capital Advisors, Inc., an investment advisor to Equus Total Return, Inc. (NYSE:EQS)  and registered pursuant to the Investment Advisors Act of 1940.  Mr. Denos has been the CEO of Equus Total Return, Inc (NYSE:EQS), registered investment company pursuant to the Investment Company Act of 1940, from August, 2007 until June, 2009.  In March, 2008, he was appointed to the board of directors of Equus Total Return and continues to serve in this capacity.  From January, 2004 until October, 2005, Mr. Denos served on the board of directors of Healthcare Enterprise Group PLC (LSE:HCEG), a London-based healthcare products distribution firm.  From February, 2005 until February, 2007, Mr. Denos served on the board of directors of Tersus Energy PLC (LSE:TER), a London-based alternative/renewable energy company.  From March 2001 until December 2005, Mr. Denos also served as a Synerteck Incorporated member of the board of directors, a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  From March, 1996 until November, 1998, Mr. Denos was an attorney with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, P.C.    Mr. Denos is a licensed attorney in the State of Utah and is a member of the American Bar Association.  Mr. Denos holds a Bachelor of Science degree in Business Finance and Political Science, a Master of Business Administration Degree, and a Juris Doctor, all received from the

University of Utah.  Other than SportsNuts, Inc., Mr. Denos is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the board of directors during 2010, the board of directors held no formal meetings during the fiscal year ended December 31, 2010.

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

For the 2010 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2010, 2009 and 2008 by Chene Gardner our Chief Executive Officer and Chief Financial Officer.  Mr. Gardner was appointed as Chief Executive Officer and Chief Financial Officer in March, 2004.  No other executive officer of Secure Netwerks received more than $100,000 in total salary and bonus.  Although Secure Netwerks may, in the future, adopt a stock option plan or a stock bonus plan, no such plans exist.

Summary Compensation Table
Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Chene Gardner	2010	$12,000		$0	$0
CEO and CFO	2009	$12,000		$0	$0
	2008	$12,000		$0	$0

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

Beneficial Ownership of Secure Netwerks

The following table sets forth certain information regarding the beneficial ownership of Secure Netwerks’ common stock (par value $0.001 per share) as of March 23, 2011 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of Secure Netwerks’ common stock, (ii) each person who has served as a director or executive officer of Secure Netwerks from 2006 to 2011, and (iii) all persons who have served as a director or executive officer of Secure Netwerks during such years as a group.  As of such date, Secure Netwerks had 500,000 shares of common stock outstanding.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o Secure Netwerks, 11650 South State St. Suite 240 Draper, Utah 84020.

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

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 500,000 shares of Common Stock outstanding as of March 23, 2011, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Chief Financial Officer and Director of Secure Netwerks.

(3) Chairman of the Board of Directors of Secure Netwerks.

(4) Director of Secure Netwerks.  Includes 8,242 shares of Common Stock of Secure Netwerks held directly by Mr. Denos. Because Mr. Denos was a member of the Board of Directors of Moore, Clayton & Co., Inc. (“MCC”), this number also includes 4,415 shares held directly by MCC.

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

Secure Netwerks is subject to a month-to-month sublease with Acadia Properties, LLC, for the use of office and hardware facilities.  We pay Acadia Properties, LLC a rental fee of $900 per month, which may increase as our business grows.  Secure Netwerks’ rental fee is based on exclusive usage of approximately one-eighth of the office space of Acadia Properties, LLC, which pays an aggregate rental rate of $5,500 per month and is comparable to rents charged to other subtenants of Acadia Properties, LLC.  We utilize these facilities for the operation of our day-to-day business.  As Secure Netwerks grows and expands, we may seek alternative arrangements for our executive offices and operations elsewhere in the Salt Lake City metropolitan area.  Kenneth Denos is a principal of Acadia Properties, LLC and is a director of Secure Netwerks.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

On or about March 31, 2011, our previous independent accountant, Chisholm, Bierwolf, Nilson & Morrill, LLP (“CBNM”) was dismissed due to the fact that CBNM informed the Company of the pending revocations of CBNM’s registration with the Public Company Accounting Oversight Board.  Also on March 31, 2011, the Company engaged Morrill & Associates, LLC as our independent accountants.

During the period from the engagement of the former auditors through the change of auditors, including the registrant’s most recent fiscal year and the subsequent interim period, there were no disagreements with the former auditors,  whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former auditor’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The reports of CBNM did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Chisholm, Bierwolf, Nilson & Morrill, LLC for 2010 and 2009, for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, and all fees billed for other services rendered by CBNM during those periods.

Year Ended December 31	2010	2009

Audit Fees(1)	$10,420	$7,100
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$10,420	$7,100

  (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 8 - Financial Statements Required by Form 10-K”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company, together with the report of
Morrill & Associates, LLC, the Company’s independent registered public accounting firm, thereon are filed as part of this Report on Form 10-K as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Morrill & Associates, LLC, Independent Accountants, on Financial Statement Schedules for 2010 and 2009.

(3)	Exhibits
See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2010.

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

SECURE NETWERKS, INC.

Date: April 15, 2011	By:	/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Pera	Director	April 15, 2011
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	April 15, 2011
/s/ Kenneth Denos	Director	April 15, 2011