Form 10-Q
period 2011-03-31
Secure Netwerks, Inc.
filed 2011-05-16
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”

“accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 10, 2011 the Company had outstanding 500,000 shares of common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2011.

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$15,987	$6,019
Accounts receivable, net	9,403	6,365
Inventory	3,497	3,497
Loans receivable	1,088	4,696

Total Current Assets	29,975	20,577

TOTAL ASSETS	$29,975	$20,577

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$70,399	$54,830
Accrued expenses	279,549	257,883
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	93,577	93,577

Total Current Liabilities	499,375	462,140

TOTAL LIABILITIES	499,375	462,140

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Additional paid-in-capital	(500)	(500)
Accumulated deficit	(469,400)	(441,563)

Total Stockholders' Deficit	(469,400)	(441,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,975	$20,577

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

NET REVENUES

Product revenue	$19,564	$35,582
Service revenue	-	3,228

Total Net Revenues	19,564	38,810

OPERATING EXPENSES

Cost of sales - product	16,801	32,475
Cost of sales - service	-	1,449
Salaries and consulting	1,352	2,352
Professional fees	13,158	6,605
Selling, general and administrative	6,874	3,660

Total Operating Expenses	38,185	46,541

LOSS FROM OPERATIONS	(18,621)	(7,731)

OTHER INCOME (EXPENSES)

Interest expense	(9,216)	(7,947)

Total Other Income (Expenses)	(9,216)	(7,947)

LOSS BEFORE INCOME TAXES	(27,837)	(15,678)

INCOME TAX EXPENSE	-	-

NET LOSS	$(27,837)	$(15,678)

BASIC AND DILUTED:
Net loss per common share	$(0.06)	$(0.03)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(27,837)	$(15,678)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,038)	(31,914)
Inventory	-	(62)
Loans receivable	3,608	50
Accounts payable and accrued expenses	37,235	38,175

Net Cash Used by Operating Activities	9,968	(9,429)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	-	12,900

Net Cash Provided by Financing Activities	-	12,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$9,968	$3,471

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,019	441

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,987	$3,912

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$714	$761
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Notes to the Financial Statements
March 31, 2011

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2011.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2	GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2010, the Company has incurred operating losses of approximately $442,000 from inception of the Company through December 31, 2010.  The Company’s stockholders’ deficit at March 31, 2011 was $469,400 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2011 and 2010.

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

Secure Netwerks generated net revenues of $19,564 for the three month period ended March 31, 2011 compared to $38,810 in net revenues for the first quarter of 2010.  During the three months ended March 31, 2011 and 2010, we received $19,564 and $35,582, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $-0- and $3,228, respectively, in gross revenues from information technology and other miscellaneous services.  The decrease in revenues is mainly the result of the sale of a computer hardware and telephone system which was associated with an equipment lease during the first three months of 2010.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and no leases materialized during the first three months of 2011.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

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

Cost of sales for the three month period ended March 31, 2011 was $16,801, compared to $33,924 during the first quarter of 2010.  The decrease is mainly the result of decreased sales and the related need to purchase products.  While revenues decreased 50%, cost of sales decreased 51%.  The cost of sales will fluctuate depending on the sales mix.  The margins on hardware and telephone systems are much lower than the cost of providing services.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended March 31, 2011 were $1,352 compared to $2,352 during the first quarter of 2010.  The decrease is mainly the result of decreased sales, and the corresponding commissions, as the Company continues to push sales commission incentives rather than base salaries.  We anticipate salaries expenses to remain at these levels in the future.

Professional Fees.  Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements.  Professional fees for the three month period ended March 31, 2011 were $13,158 compared to $6,605 during the first quarter of 2010.  No major change was expected in professional fees and the Company expects professional fees to remain at these levels in the future.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended March 31, 2011 were $6,874 compared to $3,660 during the first quarter of 2010.  No major change was expected in selling, general and administrative expenses and the Company expects these expenses to remain at these levels in the future.

Other Income (Expense).  We incurred net other expense of $9,216 for the three month period ended March 31, 2011 compared to $7,947 during the first quarter of 2010.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company.  We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of March 31, 2011, Secure Netwerks’ primary source of liquidity consisted of $15,987 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $469,400 as of March 31, 2011.

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

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of March 31, 2011, Secure Netwerks has an accumulated deficit of $469,400.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

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

As of March 31, 2011, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISH FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None..

ITEM 4.	OTHER INFORMATION

Not applicable.

ITEM 5.	EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Secure Netwerks, Inc., a Delaware corporation.(1)
3.2	Bylaws of Secure Netwerks, Inc., a Delaware corporation.(2)
10.1	Sublease Agreement between the Registrant and Acadia Properties, LLC (3)
10.2	Form Purchase Contract (4)
10.3	Promissory Note Issued to Chene Gardner (5)
10.4	Promissory Note Issued to Travis Pera (6)
10.5	Promissory Note Issued to John Thomas (7)
10.6	Promissory Note Issued to Kenneth Denos (8)
10.7	Equipment Lease between Secure Netwerks and Velocity Capital LLC (9)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURE NETWERKS, INC.

Date: May 16, 2011	By:	/s/ Chene Gardner
Chene Gardner
Chief Financial Officer