Form 10-Q
period 2011-06-30
Secure Netwerks, Inc.
filed 2011-08-15
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 15, 2011 the Company had outstanding 500,000 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2011.

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$ 809	$ 6,019
Accounts receivable, net	5,111	6,365
Inventory	3,497	3,497
Loans receivable	1,088	4,696

Total Current Assets	10,505	20,577

TOTAL ASSETS	$ 10,505	$ 20,577

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 63,549	$ 54,830
Accrued expenses	274,185	257,883
Notes payable, current portion	61,850	55,850
Notes payable - related parties, current portion	93,577	93,577

Total Current Liabilities	493,161	462,140

TOTAL LIABILITIES	493,161	462,140

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Additional paid-in-capital	(500)	(500)
Accumulated deficit	(482,656)	(441,563)

Total Stockholders' Deficit	(482,656)	(441,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,505	$ 20,577

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUES

Product revenue	$ 7,541	$ 2,749	$ 27,105	$ 38,331
Service revenue	-	645	-	3,873

Total Net Revenues	7,541	3,394	27,105	42,204

OPERATING EXPENSES

Cost of sales - product	5,544	983	22,345	33,458
Cost of sales - service	-	388	-	1,837
Salaries and consulting	946	254	2,298	2,606
Professional fees	4,679	3,465	17,837	10,070
Selling, general and administrative	412	4,256	7,286	7,916

Total Operating Expenses	11,581	9,346	49,766	55,887

LOSS FROM OPERATIONS	(4,040)	(5,952)	(22,661)	(13,683)

OTHER INCOME (EXPENSES)

Interest expense	(9,216)	(10,377)	(18,432)	(18,324)

Total Other Income (Expenses)	(9,216)	(10,377)	(18,432)	(18,324)

LOSS BEFORE INCOME TAXES	(13,256)	(16,329)	(41,093)	(32,007)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (13,256)	$ (16,329)	$ (41,093)	$ (32,007)

BASIC AND DILUTED:
Net loss per common share	$ (0.03)	$ (0.03)	$ (0.08)	$ (0.06)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (41,093)	$ (32,007)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,254	(17,316)
Inventory	-	(62)
Loans receivable	3,608	50
Accounts payable and accrued expenses	25,021	35,329

Net Cash Used by Operating Activities	(11,210)	(14,006)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	6,000	-
Proceeds from notes payable - related parties	-	14,059

Net Cash Provided by Financing Activities	6,000	14,059

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (5,210)	$ 53

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,019	441

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 809	$ 494

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$ 1,613	$ 1,352
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

SECURE NETWERKS, INC.

Notes to the Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2011. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2010, the Company has incurred operating losses of approximately $442,000 from inception of the Company through December 31, 2010. The Company’s stockholders’ deficit at June 30, 2011 was approximately $482,600 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 PREFERRED STOCK AND COMMON STOCK

On July 6, 2011, a majority of disinterested members of the board of directors (the “Board”) of Secure Netwerks, Inc. (the “Company”) approved the conversion of $25,000 in debts held by Kenneth I. Denos, P.C. a corporation beneficially owned by Kenneth Denos, a member of the Company’s Board of Directors, into 100 shares of Series “A” shares of Preferred Stock

SECURE NETWERKS, INC.

Notes to the Financial Statements

June 30, 2011

(Unaudited)

NOTE 3 PREFERRED STOCK AND COMMON STOCK (Continued)

(“Preferred Stock”). The Preferred Stock was issued to Acadia Group, Inc. (“AGI”), a wholly-owned subsidiary of Kenneth I. Denos, P.C. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics as further detailed in the Certificate of Designation to the Company’s Certificate of Incorporation. Significantly, although the Preferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock, each share of Preferred Stock holds 10,000,000 votes per share, giving AGI an aggregate of 1,000,000,000 voting rights, resulting in AGI’s voting control over the election of the Board and other substantive matters requiring consent of holders of a majority of the voting shares of the Company.

NOTE 4 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2011 and 2010.

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

Secure Netwerks generated net revenues of $7,541 for the three month period ended June 30, 2011 compared to $3,394 in net revenues for the second quarter of 2010. For the six months ended June 30, 2011, the Company generated net revenues of $27,105 compared to $42,204 during the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, we received $27,105 and $38,331, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $-0- and $3,873, respectively, in gross revenues from information technology and other miscellaneous services. The decrease in revenues is mainly the result of the sale of a computer hardware and telephone system which was associated with an equipment lease during the first six months of 2010. Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and no leases materialized during the first six months of 2011. Our business model and objective is to receive recurring revenue from established clients. In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

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

Cost of sales for the three month period ended June 30, 2011 was $5,544, compared to $1,371 during the second quarter of 2010. For the six months ended June 30, 2011, cost of sales was $22,345 compared to $35,295 during the six months ended June 30, 2010. The decrease is mainly the result of decreased sales and the related need to purchase products. While revenues decreased 36%, cost of sales decreased 37%. The cost of sales will fluctuate depending on the sales mix. The margins on hardware and telephone systems are much lower than the cost of providing services.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended June 30, 2011 were $946 compared to $254 during the second quarter of 2010. During the six months ended June 30, 2011, salaries and consulting expenses were $2,298 compared to $2,606 during the six months ended June 30, 2010. The decrease is mainly the result of decreased sales, and the corresponding commissions, as the Company continues to push sales commission incentives rather than base salaries. We anticipate salaries expenses to remain at these levels in the future.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three month period ended June 30, 2011 were $4,679 compared to $3,465 during the second quarter of 2010. For the six months ended June 30, 2011, professional fees were $17,837 compared to $10,070 during the six months ended June 30, 2010. No major change was expected in professional fees and the Company expects professional fees to remain at these levels in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three month period ended June 30, 2011 were $412 compared to $4,256 during the second quarter of 2010. During the six months ended June 30, 2011, selling, general and administrative expenses were $7,286 compared to $7,916 during the six months ended June 30, 2010. No major change was expected in selling, general and administrative expenses and the Company expects these expenses to remain at these levels in the future.

Other Income (Expense). Other income and expenses for the three month period ended June 30, 2011 were $9,216 compared to $10,377 during the second quarter of 2010. We incurred net other expense of $18,432 for the six month period ended June 30, 2011 compared to $18,324 during the first six months of 2010. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of June 30, 2011, Secure Netwerks’ primary source of liquidity consisted of $809 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

As of June 30, 2011, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2011, a majority of disinterested members of the board of directors (the “Board”) of Secure Netwerks, Inc. (the “Company”) approved the conversion of $25,000 in debts held by Kenneth I. Denos, P.C. a corporation beneficially owned by Kenneth Denos, a member of the Company’s Board of Directors, into 100 shares of Series “A” shares of Preferred Stock (“Preferred Stock”). The Preferred Stock was issued to Acadia Group, Inc. (“AGI”), a wholly-owned subsidiary of Kenneth I. Denos, P.C.

On July 6, 2011, the Board approved the issuance of the Preferred Stock to AGI. AGI is an “accredited investor” as such term is defined by rules promulgated by the Securities and Exchange Commission (“SEC”). No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of the Preferred Stock was exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act of 1933.

On July 6, 2011, the Board approved the issuance of the Preferred Stock to AGI. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics as further detailed in the Certificate of Designation to the Company’s Certificate of Incorporation. Significantly, although the Preferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock, each share of Preferred Stock holds 10,000,000 votes per share, giving AGI an aggregate of 1,000,000,000 voting rights, resulting in AGI’s voting control over the election of the Board and other substantive matters requiring consent of holders of a majority of the voting shares of the Company.

On July 6, 2011, as a result of the issuance of the Preferred Stock to AGI. AGI holds a controlling interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

On July 6, 2011, the Company filed a Certificate of Designation to its Certificate of Incorporation specifying the rights, preferences, privileges, and restrictions of the Preferred Stock issued to AGI.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

SECURE NETWERKS, INC.

Date: ___August 15, 2011_____________ BY: /S/ Chene Gardner_____________________

Chene Gardner

Chief Financial Officer