Form 10-K
period 2011-12-31
Start Scientific, Inc.
filed 2012-04-16
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52227

START SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4910418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6 Champion Trail
San Antonio, TX	78258
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2570
Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the Pink Sheets quotation system on June 30, 2011, was approximately $131,582.61. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

As of April 9, 2012, the Company had outstanding 11,900,000 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

ITEM 1. BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis set forth herein concerning Start Scientific, Inc. (hereafter, “we”, “our”, “us”, or the “Company”) contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results. From time to time, we also provide forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. We use words such as “anticipates,” “intends,” “plans,” “expects,” “will,” and other words and phrases of similar meaning. In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in our subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, we provide these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

Corporate Organization

The Company was formed in the State of Utah under the name of “Secure Networks, Inc.” on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 under the name “Secure Netwerks, Inc.” At the time of its formation, the Company was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. On March 1, 2007, the shares of the Company were spun-off to the shareholders of SportsNuts, Inc. As of April 9, 2012, we had 269 shareholders of record.

The Business of the Company

Overview

Prior to March 2012, we were a computer and technology hardware reseller to businesses and other organizations. Most of our clients were small and medium sized organizations, although we attempted to market our products and services to larger organizations. We also outsourced technology-related services to provide a full solution basket of technology products and services including hardware, software, network development and services. Our clients consisted of some retail purchasers and small to medium-sized organizations, operating mostly in North America, but we did have occasional clients in Europe. Due to our recent acquisition of oil and gas interests, our future business is expected to be based on the exploration, development, drilling, and production of various oil and gas properties. In particular, we intend to look for oil and gas opportunities in international markets. Whether in respect to the development of oil and gas interests in North America or overseas, we expect to align with industry partners in respect of the drilling and operation of these wells. Our long-term focus is to grow and develop existing oil and gas leasehold interests and acquire new interests within and without the continental United States. In addition, we intend to acquire interests in older wells that, with the application of newer technologies, may increase production and reserves.

Market

Generally. The oil and gas industry is highly susceptible to extreme fluctuations in energy-related commodity prices, which in turn has a corresponding effect on the level of drilling and exploration activity and the costs associated therewith. Such volatility is also represented in the trends, however disparate, of supplies, demand, and price movements of crude oil and natural gas. Oil and gas industry revenues have grown in excess of 7% per annum, on average, since 2007 and are expected to increase moderately in 2012.

Crude Oil. In general, 2011 was a strong year for oil companies, with increasing crude prices and concomitantly higher revenues. Price appreciation was driven by geopolitical turmoil, supply shocks such as the Deepwater Horizon spill in the Gulf of Mexico, and reduced output from natural production declines in existing oil fields. While U.S. domestic oil consumption has decreased, international demand has remained relatively strong and, combined with rising tensions in the Middle East affecting perceptions of regional supply disruptions, prices are not expected to materially decrease for the remainder of 2012.

Natural Gas. Unlike crude oil, the natural gas market has suffered from a glut of excess production and protracted price declines. Technological advancements have enabled progressively fewer producers to employ horizontal drilling and hydraulic fracturing methods at significantly lower costs than previous techniques, and yet production yields per well have increased dramatically. In addition, these increased yields have resulted in greater quantities of higher value natural gas byproducts, particularly in respect to liquid hydrocarbons extracted from shale formations (ethane, propane, and butane, among others). Consequently, assessments of the economic feasibility of gas wells have increasingly relied on the presence of these byproducts to achieve desired returns on drilling and exploration costs. Even in these wells, however, natural gas remains the dominant element and an overabundance of supplies has resulted in a 10-year low in the spot price of natural gas as of the end of March 2012, and the outlook for the remainder of the year does not suggest that any significant price appreciation is imminent. Increased government regulation and requirements associated with natural gas development (specifically hydraulic fracturing) remains a constant concern affecting pricing and industry forecasts.

Regulation

Federal and state regulations control various aspects of drilling and operating oil and gas wells, including care of the environment, the safety of workers and the public, and the relations with the owners and occupiers of surface lands within or near the leasehold acreage. The effect of these regulations is, invariably, to increase the cost of operations. The costs of compliance with state regulations include a permit for drilling a well before beginning a project. Other compliance matters have to do with keeping the property free of oil spills and the plugging of non-productive wells.

Oil and gas exploration, drilling, and production activities are also subject to private property rights. Owners of real property also own the rights to the minerals underneath the surface, unless such mineral rights have been retained, sold or transferred by a previous landowner. Oil and gas rights held by the United States government are managed by the Bureau of Land Management in conjunction with the U.S. Forest Service pursuant to a variety of federal statutes.

Environmental impacts of oil and gas production include produced water and drilling waste. Wastes that cannot be reused or recycled must be stored or disposed of in some manner, increasing the land area affected by oil and gas extraction and raising concerns over potential leaking of drilling fluids and other wastes from storage sites. Some petroleum industry operations have been responsible for water pollution through by-products of refining and oil spills. The combustion of fossil fuels produces greenhouse gases and other air pollutants as byproducts. Pollutants include nitrogen oxides, sulphur dioxide, volatile organic compounds and heavy metals.

Employees

As of December 31, 2011, we had 1 employee and 1 part-time contractor, although we intend to hire additional personnel to pursue our new business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A. RISK FACTORS

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

During 2011, we occupied approximately 2,500 square feet of office space located at 11650 South State Street, Suite 240, Draper, Utah 84020. Following the change of our business in March 2012, our offices were ultimately relocated to San Antonio, Texas on a month-to-month basis. During 2011, we incurred $-0- in rental expense related to our corporate offices. The monthly lease was terminated as of December 31, 2010.

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the Pink Sheets quotation system (“Pink Sheets”) under the symbol “STSC.” The Company’s stock has been publicly traded since March, 2007. The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s Common Stock during the calendar year ended December 31, 2011:

	High	Low
Fourth Quarter 2011	$ 0.55	$ 0.03
Third Quarter 2011	$ 0.25	$ 0.15
Second Quarter 2011	$ 0.25	$ 0.25
First Quarter 2011	$ 0.25	$ 0.01

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s common stock during the calendar year ended December 31, 2010:

	High	Low
Fourth Quarter 2010	$ 0.01	$ 0.01
Third Quarter 2010	$ 0.01	$ 0.01
Second Quarter 2010	$ 0.012	$ 0.01
First Quarter 2010	$ 0.012	$ 0.012

We do not have any warrants or options issued or outstanding.

(2)  Holders.

As of April 9, 2012, the Company had approximately 269 holders of record of its common stock.

(3)  Dividends.

The Company has not paid any cash dividends on its common stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

(4)  Securities Authorized for Issuance Under Equity Compensation Plans.

None

(b)  Recent Sales of Unregistered Securities.

On March 1, 2012, the Company accepted the subscription of an investor for $300,000 in exchange for 1,200,000 shares of restricted common stock.

On February 29, 2012, in exchange for $100,000, the Company issued 200,000 shares of restricted common stock and a promissory note in the original principal amount of $100,000 (“Note”) to an investor. The Note matures on August 27, 2012 and carries a fixed interest payment at maturity of $25,000.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

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

Overview

Prior to March 2012, we were a reseller of technology-related hardware and software, including laptops, desktops, networking devices, telecommunication systems and networks, servers and software. In March, 2012, our principal business became the exploration, development, and production of oil and gas interests.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2011 and 2010.

Revenues. For the years ended December 31, 2011 and 2010, our products and services were broken down into two categories for revenue recognition purposes – (i) off-the-shelf hardware/software product sales, and (ii) outsourced information technology services. Our revenue recognition policy for these categories was as follows:

Revenue was recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Advance customer payments were recorded as deferred revenue until such time as they are recognized.

Product sales were derived from the resale of off-the-shelf hardware and software packages.

Product sales were not warranted by the Company but may have been subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties had no effect on the financial statements. The Company had no sales arrangements encompassing multiple deliverables.

Future revenues are anticipated to be royalties and income generated in connection with oil and gas production and sale of those hydrocarbons to marketing companies pursuant to contract terms.

The Company generated net revenues of $30,096 for the year ended December 31, 2011, representing a 60% decrease compared to $74,782 in net revenues during the year ended December 31, 2010. During 2011, we received $28,296 in gross revenues from software and hardware product resales and equipment leasing, and $1,800 in gross revenues from information technology and other miscellaneous services. The decrease in revenues for the year ended December 31, 2011 is mainly the result of decreased operational and sales activity during the year.

Cost of Sales. For the years ended December 31, 2011 and 2010, expenses which comprised cost of sales were the wholesale cost of hardware, software, any accompanying licenses, product sales commissions, and commissions paid in connection with information technology consulting contracts. Also included in cost of sales were personnel and materials costs to administer these information technology services. In the future, cost of goods sold will include those lease operating expenses incurred in connection with the production of oil and gas from leasehold properties in which the Company holds an interest.

Cost of sales for the year ended December 31, 2011 was $27,683, a 55% decrease from $61,640 during the year ended December 31, 2010. The decrease is mainly the result of decreased sales and the related need to purchase products. Total cost of sales was 92% and 82% of revenues in 2011 and 2010, respectively. During the year ended December 31, 2011, obsolete inventory was written off in the amount of $3,497 which is included in Cost of sales-product on the statement of operations.

Salaries and Consulting Expenses. For the years ended December 31, 2011 and 2010, salaries and consulting expenses consisted of salaries and benefits, Company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the year ended December 31, 2011 were $2,298 compared to $2,756 during the year ended December 31, 2010. The decrease is mainly the result of decreased sales, and the corresponding commissions, as the Company continued to push commission incentives rather than base salaries. We expect that salaries and consulting expenses will increase commensurate with the expansion of the Company’s business as an oil and gas exploration, development, and production firm.

Professional Fees. Professional fees for the year ended December 31, 2011 were $28,217, representing a 17% increase compared to $24,182 during the year ended December 31, 2010. The change of our business to an oil and gas exploration, development, and production company will likely result in an increase in professional fees.

Selling, General and Administrative Expenses. For the years ended December 31, 2011 and 2010, selling, general and administrative expenses were comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2011 were $5,084, a 80% decrease from $24,733 during the year ended December 31, 2010. The decrease is mainly the result of fewer accounts receivable write offs during 2011. For the years ended December 31, 2011 and 2010, bad debts expense was $-0- and $6,717, respectively. We expected that selling, general, and administrative expenses will increase sharply in 2012 and beyond in connection with a change of the Company’s business.

Other Income (Expense). We incurred net other expense of $36,024 for the year ended December 31, 2011 compared to net other expense of $35,243during the year ended December 31, 2010. Other expenses incurred during 2011 and 2010 were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company. Other income in this category is comprised of finance charge income billed to late paying customers.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

We presently have one employee and other project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with our reporting obligations under the Securities Exchange Act of 1934. We expect to hire more full-time employees in the future. Although competition for personnel in the oil and gas industry is intense, we don’t believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of December 31, 2011, our primary source of liquidity consisted of $721 in cash and cash equivalents. We expect to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Start Scientific, Inc. (formerly Secure Netwerks, Inc.)

San Antonio, TX

We have audited the accompanying balance sheets of Start Scientific, Inc. (formerly Secure Netwerks, Inc.) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Start Scientific, Inc. (formerly Secure Netwerks, Inc.) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has negative working capital, negative cash flows from operations, and recurring operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 8 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

April 12, 2012

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash and cash equivalents	$721	$6,019
Accounts receivable, net	2,114	6,365
Inventory	—	3,497
Loans receivable	—	4,696

Total Current Assets	2,835	20,577

TOTAL ASSETS	$2,835	$20,577

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$64,646	$54,830
Accrued expenses	268,535	257,883
Notes payable, current portion	61,850	55,850
Notes payable - related parties, current portion	93,577	93,577

Total Current Liabilities	488,608	462,140

TOTAL LIABILITIES	488,608	462,140

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 100 shares authorized, 100 and -0- issued and outstanding, respectively	—	—
Common stock $0.001 par value; 100,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Additional paid-in-capital	24,500	(500)
Accumulated deficit	(510,773)	(441,563)

Total Stockholders' Deficit	(485,773)	(441,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,835	$20,577

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

NET REVENUES

Product revenue	$28,296	$65,542
Service revenue	1,800	9,240

Total Net Revenues	30,096	74,782

OPERATING EXPENSES

Cost of sales - product	26,883	56,051
Cost of sales - service	800	5,589
Salaries and consulting	2,298	2,756
Professional fees	28,217	24,182
Selling, general and administrative	5,084	24,733

Total Operating Expenses	63,282	113,311

LOSS FROM OPERATIONS	(33,186)	(38,529)

OTHER INCOME (EXPENSES)

Interest expense	(36,024)	(36,165)
Interest income	—	922

Total Other Income (Expenses)	(36,024)	(35,243)

LOSS BEFORE INCOME TAXES	(69,210)	(73,772)

INCOME TAX EXPENSE	—	—

NET LOSS	$(69,210)	$(73,772)

BASIC AND DILUTED:
Net loss per common share	$(0.14)	$(0.15)

Weighted average shares outstanding	500,000	500,000

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Stockholders' Deficit
For the Period January 1, 2010 through December 31, 2011

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2010	—	$—	500,000	$500	$(500)	$(367,791)	$(367,791)

Net loss for the year ended
December 31, 2010	—	—	—	—	—	(73,772)	(73,772)

Balance, December 31, 2010	—	—	500,000	500	(500)	(441,563)	$(441,563)

Preferred stock issued for debt	100	—	—	—	25,000	—	25,000

Net loss for the year ended
December 31, 2011	—	—	—	—	—	(69,210)	(69,210)

Balance, December 31, 2011	100	$—	500,000	$500	$24,500	$(510,773)	(485,773)

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(69,210)	$(73,772)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	—	6,717
Changes in operating assets and liabilities:
Accounts receivable	4,251	(5,279)
Inventory	3,497	(607)
Loans receivable	4,696	5,754
Accounts payable and accrued expenses	45,468	58,706

Net Cash Used by Operating Activities	(11,298)	(8,481)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	6,000	—
Proceeds from notes payable - related parties	—	14,059

Net Cash Provided by Financing Activities	6,000	14,059

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(5,298)	$5,578

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,019	441

CASH AND CASH EQUIVALENTS, END OF PERIOD	$721	$6,019

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$3,898	$1,468
Income taxes	$—	$—

Non-cash financing activity:
Preferred stock issued for conversion of debt	$25,000	$—

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Start Scientific, Inc. (the Company) was formed in the state of Utah on February 4, 2004, with authorized common stock of 10,000,000 shares. The Company was subsequently reincorporated in the State of Delaware on February 14, 2006 with authorized common stock of 100,000,000 shares and authorized preferred stock of 100 shares. Both classes of stock have a par value of $0.001 per share.

The Company was created as a wholly owned subsidiary of SportsNuts, Inc. to be a computer and technology hardware and software reseller. In addition to supplying the computer hardware needs of SportsNuts, the Company provided its hardware sales and services to organizations in a variety of industries.

Effective March 1, 2007, the Company was spun off from SportsNuts, Inc. and each shareholder of SportsNuts received stock in the Company on a pro rata basis.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

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

d. Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Basic and Fully Diluted Net Loss per Share of Common Stock (Continued)

outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of December 31, 2011 and 2010.

	December 31,
	2011	2010
Net loss (numerator)	$(69,210)	$(73,772)
Weighted average shares outstanding (denominator)	500,000	500,000
Basic and fully diluted net loss per share amount	$(0.14)	$(0.15)

e.	Allowance for Doubtful Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 15-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $14,203 and $14,290, respectively. Bad debt expense was $-0- and $6,717 for the years ended December 31, 2011 and 2010, respectively.

f.	Inventories

Inventories are stated at the lower of average cost or market value. When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value. Inventories consist of computer hardware of -0- and $3,497 at December 31, 2011 and 2010, respectively.

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

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The

Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2011 and 2010, sales are recorded net of the allowance for returns and discounts of $-0-. Product sales were solely derived from the resale of off-the-shelf hardware and software packages. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer.

i.	Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and 2010.

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

At December 31, 2011, the Company had net operating loss carryforwards of approximately $510,000 which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Income Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating losscarryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$173,500	$150,000
Valuation allowance	(173,500)	(150,000)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	23,500	25,000
Valuation allowance	(23,500)	(25,000)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2011	2010
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of September 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

k.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2011 and 2010.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to individuals as disclosed in Note 5. The individuals consist of an officer of the Company and a director of the Company. The Company received advances of $14,058 and $4,378, respectively; and made payments on these advances of $-0-during the years ended December 31, 2011 and 2010.

NOTE 4 NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2011	December 31, 2010
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	48,750	48,750
Notes payable to a company, due on demand, unsecured	6,000	—
Total Notes Payable	61,850	55,850
Less: Current Portion	(61,850)	(55,850)
Long-Term Notes Payable	$—	$—

Accrued interest at December 31, 2011 and 2010 was $47,473 and $40,894, respectively.

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 5 NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2011	December 31, 2010
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$52,220	$52,220
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	10,107	10,107
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	6,250	6,250
Note payable to a related individual, interest at 10%per annum, due on demand, unsecured	25,000	25,000
Total Notes Payable – Related Parties	93,577	93,577
Less: Current Portion	(93,577)	(93,577)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at December 31, 2011 and 2010 was $158,770 and $133,223, respectively.

NOTE 6 EQUITY TRANSACTIONS

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

On July 6, 2011, the Company issued 100 shares of Series “A” Preferred Stock in exchange for the forgiveness of $25,000 in debt. The Series A Preferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock, but holds 10,000,000 votes per share.

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 7 FINANCIAL INSTRUMENTS

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

NOTE 8 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2011 of approximately $511,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2012 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 9 COMMITMENTS & CONTINGENCIES

The Company had a month to month lease agreement which was terminated on December 31, 2010. Rent expense was $-0- and $10,800, respectively, for the years ended December 31, 2011 and 2010.

NOTE 11 CONCENTRATIONS OF CREDIT RISK

Major Customers

The Company had 2 and 4 customers, respectively, who represented 10% or more of total sales for the years ended December 31, 2011 and 2010.

	December 31
	2011	2010
Customer A	54.2%	—
Customer B	13.9%	—
Customer C	—	41.1%
Customer D	—	24.7%
Customer E	—	15.2%
Customer F		10.6%

As of December 31, 2011 and 2010, Company had $428 and $6,000, respectively, in accounts receivable due from these customers. The loss of these customers, although not anticipated, could have a material impact on the Company’s present and future operations.

Major Suppliers

The Company had 2 vendors who represented 10% or more of the total purchases for the years ended December 31, 2011 and 2010.

	December 31
	2011	2010
Vendor A	47.4%	40.5%
Vendor B	19.4%	14.4%

The loss of these vendors could have a temporary impact on operations; however, alternate suppliers are readily available that the Company feels could quickly fill the void, should it ever need to.

NOTE 12 SUBSEQUENT EVENTS

On February 20, 2012, Kenneth I. Denos resigned as a member of the Board of Directors. Mr. Denos was appointed as a Director of the Company in March 2003.

On February 29, 2012, in exchange for $100,000, the Company issued 200,000 shares of restricted common stock and a promissory note in the original principal amount of

START SCIENTIFIC, INC.

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 12 SUBSEQUENT EVENTS (Continued)

$100,000 (“Note”) to an investor. The Note matures on August 27, 2012 and carries a fixed interest payment at maturity of $25,000.

On March 1, 2012, the Company accepted the subscription of an investor for $300,000 in exchange for 1,200,000 shares of restricted common stock.

On April 2, 2012, the Company issued 10,000,000 shares of restricted common stock as part of an agreement to acquire two separate working interests in certain oil and gas leases located in Mississippi.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events that would have a material impact on the financial statements.

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

As of December 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, ANDCORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position(1)
Walter Pera	67	Chairman of the Board
Chene Gardner	47	Chief Executive Officer, Chief Financial Officer and Director

(1) Officers hold their position at the pleasure of the board of directors, absent any employment agreement.

Walter Pera, age 67, is the Chairman of the Company’s Board of Directors, being appointed to such role in March, 2004. Mr. Pera also serves as the President of RTW Management, Inc., a transportation provider and management company, and has served in this capacity since September 2003. Mr. Pera is also the President and principal of 32Enterprises LLC which owns Exchange night club, operating in Salt Lake City, Utah, and has served in this capacity since February 2007. Mr. Pera was President of EcourseMaster Inc., an internet-based education company specializing in developing and deploying specialized training over the internet for corporate clients from March 2001 until April 2003. Mr. Pera holds a Bachelor of Science degree in electrical engineering from Colorado State University, and a Masters in Business Administration from Brigham Young University. Mr. Pera served in the United States Navy from 1962 to 1966. Mr. Pera is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Chene Gardner, age 47, is the Chief Executive Officer and Chief Financial Officer of the Company and a member of its Board of Directors, being appointed to these roles in March 2004. Since April 2010, Mr. Gardner has served as the Chief Financial Officer of Alto Group Holdings, Inc., a junior mining exploration company and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and has served as its Chairman since February 2012. Mr. Gardner also serves as the financial controller for Fuelstream, Inc., the former parent corporation of the Company, and has served in this capacity since September, 1999. Mr. Gardner has been the Chief Executive Officer, Chief Financial Officer and member of the board of directors of Nano Dimensions, Inc., since May 2004. Mr. Gardner has served as the Chief Executive Officer of Global Networks, Inc., an advertising company from March, 2005 until December, 2009. Mr. Gardner has also served as the Chief Financial Officer and member of the board of directors of Synerteck, Inc., an IT service provider and a filer or reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 from April, 2001 until December 2005. From January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte &Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University. Mr. Gardner is not a director of any other company filing reports pursuant to the Securities Exchange Act of 1934.

Compensation of Directors

Although we anticipate compensating the members of our Board of Directors in the future at industry levels, the current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors’ and committee meetings. We are contemplating the issuance of stock or stock options of shares of the Company to our directors for their service on the Board of Directors.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2011, the Board of Directors held only one formal meeting during the fiscal year ended December 31, 2011. The remaining actions of the Board were approved by unanimous written consent.

The Company does not have Audit or Compensation Committees of the Board of Directors.

Code of Ethics

We have not yet adopted a written Code of Ethics; however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs. As the Company is still in the process of organizing its formal corporate governance structure, we plan to adopt a formal Code of Ethics in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2011 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the two fiscal years ended December 31, 2011 and 2010 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	All Other Compensation
Chene Gardner	2011	$10,500	$0	$0	$0
CEO and CFO	2010	$12,000	$0	$0	$0

Employment Agreements

None of our executive officers are subject to an employment agreement with Secure Netwerks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock (par value $0.001 per share) as of April 9, 2012 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person serving as a director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of such date, we had 11,900,000 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Walter Pera(4)	0	*
Chene Gardner(5)	0	*
Standard Energy, LLC(6)	10,000,000	84.03%
John Thomas(7)	10,000,000	84.03%
Scott Bouslog(8)	1,200,000	10.08%
Kenneth Denos(9)	12,657	*
All officers and directors as a group (2 persons)	0	*

* Indicates ownership of less than 1%.

(1)     The address of each officer, director, and beneficial owner is c/o the Company, 6 Champion Trail, San Antonio, TX 78006.

(2)     The number of shares of common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days. Excludes shares of Series A Preferred Stock beneficially held by Kenneth Denos that are not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote.

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 11,900,000 shares of common stock outstanding as of April 9, 2012, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     Chairman of the Board of Directors.

(5)     Chief Executive Officer, Chief Financial Officer, and member of the Board of Directors.

(6)     Principal shareholder of the Company. Includes 10,000,000 shares of common stock held directly.

(7)     Principal shareholder of the Company. Includes 10,000,000 shares of common stock held directly by Standard Energy, LLC which is owned and controlled by a trust, of which Mr. Thomas serves as the trustee.

(8)     Principal shareholder of the Company. Includes 1,200,000 shares of common stock held directly.

(9)     Controlling shareholder of the Company. Includes 12,657 shares held directly. Excludes 100 shares of Series A Preferred Stock held by Acadia Group, Inc., a corporation owned and controlled by Mr. Denos. The Series A Preferred Stock carries no dividend, distribution, or liquidation, or common stock conversion rights, but holds 10,000,000 votes per share, enabling Mr. Denos to unilaterally control the election of the Board of Directors. If the Series A Preferred Stock is taken into account in determining percentage of beneficial ownership, Mr. Denos would beneficially hold 99.81% of the voting shares of the Company.

Changes in Control

On July 6, 2011, in exchange for the forgiveness of $25,000 in amounts owed, the Company issued 100 shares of Series “A” Preferred Stock to Acadia Group, Inc., a corporation owned and controlled by Kenneth Denos, then a member of the Board of Directors of the Company. The Series A Preferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock, but holds 10,000,000 votes per share, enabling Mr. Denos to unilaterally control the election of the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 6, 2011, in exchange for the forgiveness of $25,000 in amounts owed, the Company issued 100 shares of Series “A” Preferred Stock to Kenneth I. Denos, P.C., a corporation owned and controlled by Kenneth Denos, then a member of the Board of Directors of the Company. The Series A Preferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock, but holds 10,000,000 votes per share, enabling Mr. Denos to unilaterally control the election of the Board of Directors.

On June 10, 2004, $80,000 was loaned to the Company in the form of the payment of outstanding liabilities on behalf of the Company, and on January 1, 2005, the Company issued 3 promissory notes to the following individuals to formalize these non-cash payments in the prior year:

•	Chene Gardner ($6,250), a member of the Board of Directors and the Company’s CEO;
•	Kenneth Denos ($25,000), a former member of the Board of Directors; and
•	Travis Pera ($23,750), son of Walter Pera, Chairman of the Board of Directors.

The notes each mature upon demand, are unsecured, and bear interest at the rate of ten percent per annum.

Director Independence

Our Chairman, Walter Pera, is considered to be independent, inasmuch as he does not beneficially hold greater than a 10% ownership interest in our common stock and is unrelated to any of our shareholders who hold any such interest. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees including, in particular, an audit committee.

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Morrill and CBNM for the audit of the Company’s annual financial statements for the years ended December 31, 2011and 2010, respectively, and all fees billed for other services rendered by Morrill and CBNM during those periods.

Year Ended December 31	2011	2010

Audit Fees(1)	$14,097	$10,420
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$14,097	$10,420

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from our report on form 8-K filed on November 17, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on November 17, 2011).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	April 16, 2012	By:	/s/ Chene Gardner
Chene Gardner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter Pera	Chairman	April 16, 2012
/s/ Chene Gardner	Director, Chief Executive Officer and Chief Financial Officer	April 16, 2012

