Form 10-Q
period 2012-03-31
Start Scientific, Inc.
filed 2012-05-21
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2012

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number: 000-52227

START SCIENTIFIC, INC.

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

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 17, 2012 the Company had outstanding 101,900,000 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2012.

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$8,171	$721
Accounts receivable, net	1,800	2,114
Prepaid expenses	50,000	—

Total Current Assets	59,971	2,835

TOTAL ASSETS	$59,971	$2,835

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$30,287	$64,646
Accrued expenses	60,161	268,535
Notes payable, current portion	104,222	61,850
Notes payable - related parties, current portion	68,211	93,577

Total Current Liabilities	262,881	488,608

TOTAL LIABILITIES	262,881	488,608

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
1,900,000 and 500,000 shares issued and outstanding, respectively	190	50
Additional paid-in-capital	374,810	24,950
Accumulated deficit	(577,910)	(510,773)

Total Stockholders' Deficit	(202,910)	(485,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,971	$2,835

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

NET REVENUES

Product revenue	$—	$19,564

Total Net Revenues	—	19,564

OPERATING EXPENSES

Cost of sales - product	—	16,801
Salaries and consulting	42,000	1,352
Professional fees	4,262	13,158
Selling, general and administrative	110	6,874

Total Operating Expenses	46,372	38,185

LOSS FROM OPERATIONS	(46,372)	(18,621)

OTHER INCOME (EXPENSES)

Interest expense	(20,765)	(9,216)

Total Other Income (Expenses)	(20,765)	(9,216)

LOSS BEFORE INCOME TAXES	(67,137)	(27,837)

INCOME TAX EXPENSE	—	—

NET LOSS	$(67,137)	$(27,837)

BASIC AND DILUTED:
Net loss per common share	$(0.07)	$(0.06)

Weighted average shares outstanding	950,549	500,000

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(67,137)	$(27,837)
Adjustments to reconcile net loss to net
cash used by operating activities:
Debt issue costs	24,008	—
Amortization of debt discount	(11,508)	—
Changes in operating assets and liabilities:
Accounts receivable	314	(3,038)
Prepaid expenses	(50,000)	3,608
Accounts payable and accrued expenses	(242,733)	37,235

Net Cash Used by Operating Activities	(347,056)	9,968

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	300,000	—
Proceeds from notes payable	100,000	—
Payments on notes payable	(20,128)	—
Payments on notes payable - related parties	(25,366)	—

Net Cash Provided by Financing Activities	354,506	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$7,450	$9,968

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	721	6,019

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,171	$15,987

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$711	$714
Income taxes	$—	$—

Non-cash financing activity:
Preferred stock issued for conversion of debt	$—	$—

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 16, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company has incurred operating losses of approximately $511,000 from inception of the Company through December 31, 2011. The Company’s stockholders’ deficit at March 31, 2012 was approximately $203,000 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 PREFERRED STOCK AND COMMON STOCK

On February 29, 2012, the Company issued 200,000 shares of restricted common stock and a promissory note in the original principal amount of $100,000 (“Note”) to an investor in exchange for $100,000. The Note matures on August 27, 2012 and carries a fixed interest payment at maturity of $25,000. As part of the note issuance, the Company recorded debt issue costs of $50,000 and a discount on the note of $19,048. These amounts are being amortized over the 6 month term of the note.

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2012

(Unaudited)

NOTE 3 PREFERRED STOCK AND COMMON STOCK (Continued)

On March 1, 2012, the Company accepted the subscription of an investor for $300,000 in exchange for 1,200,000 shares of restricted common stock.

NOTE 4 SUBSEQUENT EVENTS

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi. The consideration granted by the Company in exchange for the Working Interests consisted of 10,000,000 shares of restricted common stock.

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of the agreement, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets.

The Company has evaluated subsequent events for the period of March 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual 10-K. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report. We caution you that Start Scientific’ business and financial performance is subject to substantial risks and uncertainties.

Overview

Prior to March 2012, we were a reseller of technology-related hardware and software, including laptops, desktops, networking devices, telecommunication systems and networks, servers and software. In March, 2012, our principal business became the exploration, development, and production of oil and gas interests.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2012 and 2011.

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

Product sales are derived from the resale of off-the-shelf hardware and software packages. Product sales are not warranted by Start Scientific and may be subject only to warranties that may be provided by the product manufacturer. Therefore, product warranties have no effect on the financial statements. We have no sales arrangements encompassing multiple deliverables.

Start Scientific generated net revenues of $-0- for the three month period ended March 31, 2012 compared to $19,564 in net revenues for the first quarter of 2011. During the three months ended March 31, 2011 the revenue consisted of the sales of software and hardware product and equipment leasing. The decrease in revenues is mainly the result of the change in our business model in which we no longer sell computer hardware and software.

Cost of Sales. Expenses which comprise cost of sales are the wholesale cost of hardware, software, any accompanying licenses, product sales commissions, and commissions paid in connection with information technology consulting contracts.

Cost of sales for the three month period ended March 31, 2012 was $-0-, compared to $16,801 during the first quarter of 2011. The decrease is mainly the result of decreased sales and the change in our business model as discussed above.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended March 31, 2012 were $42,000 compared to $1,352 during the first quarter of 2011. The increase is mainly the result of the change in our business model in which we are paying outside consultants to assist us in locating oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three month period ended March 31, 2012 were $4,262 compared to $13,158 during the first quarter of 2011. We anticipate that professional fees will increase in the future as we enter into the oil and gas business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three month period ended March 31, 2012 were $110 compared to $6,874 during the first quarter of 2011. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three month period ended March 31, 2012 were $20,765 compared to $9,216 during the first quarter of 2011. Other expenses incurred were comprised primarily of the amortization of the debt issue costs and interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Start Scientific has zero full-time employees, two part-time employees, and other project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered. We expect to hire more full-time employees in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of March 31, 2012, Start Scientific’ primary source of liquidity consisted of $8,171 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by Start Scientific on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results. It is not possible for our management to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

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

As of March 31, 2012, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi. The consideration granted by the Company in exchange for the Working Interests consisted of ten million (10,000,000) shares of restricted common stock. The holder of the Working Interests is an “accredited investor” as such term is defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On March 1, 2012, the Company accepted the subscription of an investor for $300,000 in exchange for 1,200,000 shares of restricted common stock. The investor is an “accredited investor” as such term is defined by rules promulgated by the Securities and Exchange Commission (“SEC”). No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of the Preferred Stock was exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act of 1933.

On February 29, 2012, in exchange for $100,000, the Company issued 200,000 shares of restricted common stock and a promissory note in the original principal amount of $100,000 (“Note”) to an investor. The Note matures on August 27, 2012 and carries a fixed interest payment at maturity of $25,000 is an “accredited investor” as such term is defined by rules promulgated by the Securities and Exchange Commission (“SEC”). No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of the Preferred Stock was exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31	Certification by Chief Executive Officer and Chief Financial Officer, S. Arne D. Greaves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: ___May 21, 2012_____________ BY: /S/ S. Arne D. Greaves________________

Arne D. Greaves

Chief Executive Officer

