Form 10-Q
period 2012-06-30
Start Scientific, Inc.
filed 2012-08-14
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 1, 2012, the Company had outstanding 1,900,000 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2012.

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$65	$721
Accounts receivable, net	1,800	2,114
Prepaid expenses	1,742	—

Total Current Assets	3,607	2,835

TOTAL ASSETS	$3,607	$2,835

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$60,983	$64,646
Accrued expenses	126,153	268,535
Notes payable, current portion	139,722	61,850
Notes payable - related parties, current portion	79,424	93,577

Total Current Liabilities	406,282	488,608

TOTAL LIABILITIES	406,282	488,608

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized, 100 and -0- issued and outstanding, respectively	0	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 1,900,000 and 500,000 shares issued and outstanding, respectively	190	50
Additional paid-in-capital	601,833	24,950
Accumulated deficit	(1,004,698)	(510,773)

Total Stockholders' Deficit	(402,675)	(485,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,607	$2,835

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET REVENUES

Product revenue	$—	$7,541	$—	$27,105

Total Net Revenues	—	7,541	—	27,105

OPERATING EXPENSES

Cost of sales - product	—	5,544	—	22,345
Salaries and consulting	304,336	946	346,336	2,298
Professional fees	47,445	4,679	51,707	17,837
Selling, general and administrative	29,293	412	29,403	7,286

Total Operating Expenses	381,074	11,581	427,446	49,766

LOSS FROM OPERATIONS	(381,074)	(4,040)	(427,446)	(22,661)

OTHER INCOME (EXPENSES)

Interest expense	(45,714)	(9,216)	(66,479)	(18,432)

Total Other Income (Expenses)	(45,714)	(9,216)	(66,479)	(18,432)

LOSS BEFORE INCOME TAXES	(426,788)	(13,256)	(493,925)	(41,093)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(426,788)	$(13,256)	$(493,925)	$(41,093)

BASIC AND DILUTED:
Net loss per common share	$(0.22)	$(0.03)	$(0.35)	$(0.08)

Weighted average shares outstanding	1,900,000	500,000	1,425,275	500,000

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(493,925)	$(41,093)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	227,023
Debt issue costs	96,032	—
Amortization of debt discount	(46,032)	—
Changes in operating assets and liabilities:
Accounts receivable	314	1,254
Prepaid expenses	(1,742)	—
Loans receivable	—	3,608
Accounts payable and accrued expenses	(146,045)	25,021

Net Cash Used by Operating Activities	(364,375)	(11,210)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	300,000	—
Proceeds from notes payable	100,000	6,000
Proceeds from notes payable - related parties	11,213	—
Payments on notes payable	(22,128)	—
Payments on notes payable - related parties	(25,366)	—

Net Cash Provided by Financing Activities	363,719	6,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(656)	$(5,210)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	721	6,019

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65	$809

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$1,369	$1,613
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2012

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 16, 2012. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company has incurred operating losses of approximately $511,000 from inception of the Company through December 31, 2011. The Company’s stockholders’ deficit at June 30, 2012 was approximately $403,000 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

June 30, 2012

(Unaudited)

NOTE 3 PREFERRED STOCK AND COMMON STOCK (Continued)

On March 1, 2012, the Company accepted the subscription of an investor for $300,000 in exchange for 1,200,000 shares of restricted common stock.

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi. The consideration granted by the Company in exchange for the Working Interests consisted of 10,000,000 shares of restricted common stock. As of June 30, 2012, the conditions of the agreement had not been met and the stock had not been issued, therefore the transaction has not been recorded on the financial statements herein.

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of the agreement, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets. As of June 30, 2012, the conditions of the agreement had not been met and the stock had not been issued. Therefore, due to the potential rescinding of the agreement, the transaction has not been recorded on the financial statements herein.

NOTE 4 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Overview

Prior to April 2012, we were a reseller of technology-related hardware and software, including laptops, desktops, networking devices, telecommunication systems and networks, servers and software. In April, 2012 in connection with the acquisition of two separate one-fourth (1/4) working interests in certain oil and gas leases located in Yazoo County, Mississippi, our principal business became the exploration, development, and production of oil and gas interests.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2012 and 2011.

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

Start Scientific generated net revenues of $-0- for the three month period ended June 30, 2012 compared to $7,541 in net revenues for the first quarter of 2012. During the six months ended June 30, 2012 and 2011, we received $-0- and $27,105, respectively, in gross revenues from software and hardware product resales and equipment leasing. The decrease in revenues is mainly the result of the change in our business model in which we no longer sell computer hardware and software.

Cost of Sales. Expenses which comprise cost of sales are the wholesale cost of hardware, software, any accompanying licenses, product sales commissions, and commissions paid in connection with information technology consulting contracts.

Cost of sales for the three month period ended June 30, 2012 was $-0-, compared to $5,544 during the second quarter of 2011. For the six months ended June 30, 2012, cost of sales was $-0- compared to $22,345 during the six months ended June 30, 2011. The decrease is mainly the result of decreased sales and the change in our business model as discussed above.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended June 30, 2012 were $304,336 compared to $946 during the second quarter of 2011. During the six months ended June 30, 2012, salaries and consulting expenses were $346,336 compared to $2,298 during the six months ended June 30, 2011. The increase is mainly the result of the issuance of 10,500,000 stock options to officers and directors of the Company. This issuance resulted in compensation expense of $227,023 during the six months ended June 30, 2012. Also, based on the change in our business model we are accruing for officers’ compensation and outside consultants to assist us in locating oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three month period ended June 30, 2012 were $47,445 compared to $4,679 during the second quarter of 2011. For the six months ended June 30, 2012, professional fees were $51,707 compared to $17,837 during the six months ended June 30, 2011. We anticipate that professional fees will increase in the future as we enter into the oil and gas business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three month period ended June 30, 2012 were $29,293 compared to $412 during the second quarter of 2011. During the six months ended June 30, 2012, selling, general and administrative expenses were $29,403 compared to $7,286 during the six months ended June 30, 2011. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three month period ended June 30, 2012 were $45,714 compared to $9,216 during the second quarter of 2011. We incurred net other expense of $66,479 for the six month period ended June 30, 2012 compared to $18,432 during the first six months of 2011. Other expenses incurred were comprised primarily of the amortization of the debt issue costs and interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Start Scientific has no full-time employees, two part-time employees, and other project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered. We expect to hire full-time employees in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of June 30, 2012, our primary source of liquidity consisted of $65 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources. At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

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

As of June 30, 2012, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: August 14, 2012 BY: /S/ S. Arne D. Greaves________________

Arne D. Greaves

Chief Executive Officer

