Form 10-Q
period 2012-09-30
Start Scientific, Inc.
filed 2012-11-19
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 31, 2012, the Company had outstanding 109,165,000 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2012.

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$901	$721
Accounts receivable, net	—	2,114
Prepaid assets	206,742	—

Total Current Assets	207,643	2,835

TOTAL ASSETS	$207,643	$2,835

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$51,063	$64,646
Accrued expenses	332,555	268,535
Notes payable, current portion	464,722	61,850
Notes payable - related parties, current portion	80,024	93,577

Total Current Liabilities	928,364	488,608

TOTAL LIABILITIES	928,364	488,608

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
9,165,000 and 500,000 shares issued and outstanding, respectively	917	50
Additional paid-in-capital	3,813,880	24,950
Accumulated deficit	(4,535,518)	(510,773)

Total Stockholders' Deficit	(720,721)	(485,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$207,643	$2,835

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

NET REVENUES

Product revenue	$—	$1,191	$—	$28,296
Service revenue	—	1,800		1,800

Total Net Revenues	—	2,991	—	30,096

OPERATING EXPENSES

Cost of sales - product	—	1,041	—	23,386
Cost of sales - service	—	800	—	800
Salaries and consulting	3,400,274	—	3,746,610	2,298
Professional fees	85,907	5,492	137,614	23,329
Selling, general and administrative	3,672	237	33,075	7,523

Total Operating Expenses	3,489,853	7,570	3,917,299	57,336

LOSS FROM OPERATIONS	(3,489,853)	(4,579)	(3,917,299)	(27,240)

OTHER INCOME (EXPENSES)

Interest expense	(40,967)	(8,642)	(107,446)	(27,074)

Total Other Income (Expenses)	(40,967)	(8,642)	(107,446)	(27,074)

LOSS BEFORE INCOME TAXES	(3,530,820)	(13,221)	(4,024,745)	(54,314)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(3,530,820)	$(13,221)	$(4,024,745)	$(54,314)

BASIC AND DILUTED:
Net loss per common share	$(1.71)	$(0.03)	$(1.34)	$(0.11)

Weighted average shares outstanding	2,061,953	500,000	3,008,668	500,000

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,024,745)	$(54,314)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	1,800	—
Stock based compensation	3,439,797	—
Debt issue costs	94,048	—
Amortization of debt discount	(19,048)	—
Changes in operating assets and liabilities:
Accounts receivable	314	3,065
Prepaid expenses	(206,742)	—
Loans receivable	—	3,608
Accounts payable and accrued expenses	50,437	36,160

Net Cash Used by Operating Activities	(664,139)	(11,481)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	300,000	—
Proceeds from notes payable	400,000	6,000
Proceeds from notes payable - related parties	11,813	—
Payments on notes payable	(22,128)	—
Payments on notes payable - related parties	(25,366)	—

Net Cash Provided by Financing Activities	664,319	6,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$180	$(5,481)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	721	6,019

CASH AND CASH EQUIVALENTS, END OF PERIOD	$901	$538

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$2,044	$2,686
Income taxes	$—	$—

Non-cash financing activity:
Preferred stock issued for conversion of debt		$25,000

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 16, 2012. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company has incurred operating losses of $510,773 from inception of the Company through December 31, 2011. The Company’s stockholders’ deficit at September 30, 2012 was $720,721 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 PREFERRED STOCK AND COMMON STOCK

On February 29, 2012, the Company issued 200,000 shares of restricted common stock and a promissory note in the original principal amount of $100,000 (“Note”) to an investor in exchange for $100,000. The Note matured on August 27, 2012 and carries a fixed interest payment at maturity of $25,000. As part of the note issuance, the Company recorded debt issue costs of $50,000 and a discount on the note of $19,048. These amounts are being amortized over the 6 month term of the note. As of the date of this report, the Note has not been repaid.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2012

(Unaudited)

NOTE 3 PREFERRED STOCK AND COMMON STOCK (Continued)

On March 1, 2012, the Company accepted the subscription of an investor for $300,000 in exchange for 1,200,000 shares of restricted common stock.

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi. The consideration granted by the Company in exchange for the Working Interests consisted of 10,000,000 shares of restricted common stock which were issued subsequent to September 30, 2012. As of September 30, 2012, the conditions of the agreement had not been met; therefore the transaction has not been recorded on the financial statements herein.

On May 4, 2012, pursuant to the Company’s 2012 Equity Incentive Plan (the "Plan") which Plan is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2012, the Board approved the grant of 10,500,000 common stock purchase options to five individuals at a weighted average exercise price of $0.65 per share.

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company which were issued subsequent to September 30, 2012. Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of the agreement, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets. As of September 30, 2012, the conditions of the agreement had not been met; therefore, due to the potential rescinding of the agreement, the transaction has not been recorded on the financial statements herein.

On June 12, 2012, the Company entered into a consulting agreement with JT Arco, LLC. a New Jersey-based Corporation. Pursuant to the terms of the Agreement the Company issued 500,000 restricted shares of its common stock.

On June 27, 2012, the Company entered into a consulting agreement with Morris Carlo White IV a Texas-based consultant. Pursuant to the terms of the Agreement the Company issued 65,000 restricted shares of its common stock.

On August 1, 2012, the Company issued 5,000,000 shares of common stock of the Company to an officer of the Company for services pertaining to business development.

On August 15, 2012, the Company amended that certain consulting agreement with JT Arco, LLC. a New Jersey-based Corporation. Pursuant to the terms of the Addendum Agreement the Company issued an additional 500,000 restricted shares of its common stock.

On August 31, 2012, in exchange for $100,000, the Company issued a promissory note in the original principal amount of $100,000 (“Note”) to a lender. The Note matures on August 30, 2013 and carries an interest rate of 8% per annum payable on a quarterly basis.  The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a conversion price equal to $0.25 per share of Common Stock.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2012

(Unaudited)

NOTE 3 PREFERRED STOCK AND COMMON STOCK (Continued)

On September 7, 2012, in exchange for $200,000, the Company issued a promissory note in the original principal amount of $200,000 (“Note”) to a lender. The Note matures on September 6, 2013 and carries an interest rate of 8% per annum payable on a quarterly basis.  The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a conversion price equal to $0.25 per share of Common Stock.

On September 25, 2012, the Company entered into a consulting agreement with Tega, LLC. a Kentucky Limited Liability Company. Pursuant to the terms of the Agreement the Company issued 1,200,000 restricted shares of its common stock.

NOTE 4 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions, other than the stock issuances described above, occurring during this period that required recognition or disclosure in its financial statements.

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

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL (hereafter, “Carpathian”), in exchange for 90,000,000 shares of restricted common stock of the Company (such transaction is hereafter referred to as the “Acquisition”). Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of agreement entered into in connection with the Acquisition, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2012 and 2011.

Revenues. The Company generated net revenues of $-0- for the three month period ended September 30, 2012 compared to $2,991 in net revenues for the third quarter of 2011. During the nine months ended September 30, 2012 and 2011, we generated $-0- and $30,096, respectively, in net revenues from software and hardware product resales and equipment leasing. The decrease in revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Cost of Sales. Cost of sales for the three month period ended September 30, 2012 was $-0-, compared to $1,841 during the third quarter of 2011. For the nine months ended September 30, 2012, cost of sales was $-0- compared to $24,186 during the nine months ended September 30, 2011. The decrease is mainly the result of decreased sales and the change in our business model as discussed above.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended September 30, 2012 were $3,400,274 compared to $-0- during the third quarter of 2011. During the nine months ended September 30, 2012, salaries and consulting expenses were $3,746,610 compared to $2,298 during the nine months ended September 30, 2011. The increase is mainly the result of the issuance of 7,265,000 shares of common stock to an officer and outside consultants of the Company. This issuance resulted in salaries and consulting expenses of $2,985,750 during the nine months ended September 30, 2012. Also, based on the change in our business model we are accruing for officers’ compensation and outside consultants to assist us in securing oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three month period ended September 30, 2012 were $85,907 compared to $5,492 during the third quarter of 2011. For the nine months ended September 30, 2012, professional fees were $137,614 compared to $23,329 during the nine months ended September 30, 2011. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three month period ended September 30, 2012 were $3,672 compared to $237 during the third quarter of 2011. During the nine months ended September 30, 2012, selling, general and administrative expenses were $33,075 compared to $7,523 during the nine months ended September 30, 2011. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three month period ended September 30, 2012 were $40,967 compared to $8,642 during the third quarter of 2011. We incurred net other expense of $107,446 for the nine month period ended September 30, 2012 compared to $27,074 during the first nine months of 2011. Other expenses incurred were comprised primarily of the amortization of the debt issue costs and interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of September 30, 2012, our primary source of liquidity consisted of $901 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

As of September 30, 2012, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi. The consideration granted by the Company in exchange for the Working Interests consisted of 10,000,000 shares of restricted common stock. As of September 30, 2012, the conditions of the agreement had not been met; therefore the transaction has not been recorded on the financial statements herein.

On May 4, 2012, pursuant to the Company’s 2012 Equity Incentive Plan (the "Plan") which Plan is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2012, the Board approved the grant of 10,500,000 common stock purchase options to five individuals at a weighted average exercise price of $0.65 per share.

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of the agreement, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets. As of September 30, 2012, the conditions of the agreement had not been met; therefore, due to the potential rescinding of the agreement, the transaction has not been recorded on the financial statements herein.

On June 12, 2012, the Company entered into a consulting agreement with JT Arco, LLC. a New Jersey-based Corporation. Pursuant to the terms of the Agreement the Company issued 500,000 restricted shares of its common stock.

On June 27, 2012, the Company entered into a consulting agreement with Morris Carlo White IV a Texas-based consultant. Pursuant to the terms of the Agreement the Company issued 65,000 restricted shares of its common stock.

On August 1, 2012, the Company issued 5,000,000 shares of common stock of the Company to an officer of the Company for services pertaining to business development.

On August 15, 2012, the Company amended that certain consulting agreement with JT Arco, LLC. a New Jersey-based Corporation. Pursuant to the terms of the Addendum Agreement the Company issued an additional 500,000 restricted shares of its common stock.

On August 31, 2012, in exchange for $100,000, the Company issued a promissory note in the original principal amount of $100,000 (“Note”) to a lender. The Note matures on August 30, 2013 and carries an interest rate of 8% per annum payable on a quarterly basis.  The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a conversion price equal to $0.25 per share of Common Stock.

On September 7, 2012, in exchange for $200,000, the Company issued a promissory note in the original principal amount of $200,000 (“Note”) to a lender. The Note matures on September 6, 2013 and carries an interest rate of 8% per annum payable on a quarterly basis.  The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a conversion price equal to $0.25 per share of Common Stock.

On September 25, 2012, the Company entered into a consulting agreement with Tega, LLC. a Kentucky Limited Liability Company. Pursuant to the terms of the Agreement the Company issued 1,200,000 restricted shares of its common stock.

With respect to the securities issuances described above, No solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: November 19, 2012	By:	/s/ S. Arne D. Greaves
Arne D. Greaves Chief Executive Officer

