Form 10-K/A
period 2012-12-31
Start Scientific, Inc.
filed 2013-04-24
CIK 1368761

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Table of Contents

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

As of April 12, 2013, the Company had 109,165,000 outstanding shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents	2

Explanatory Note

Start Scientific, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Filing”) to include Exhibit 10.2, the Aluko Reserve Report and to amend the following items contained in the Original Filing: Balance Sheets, Statements of Cash Flows, Note 6. The changes to the Balances Sheets, Statements of Cash Flows and Note 6 were also added to Exhibit 101 to reflect said changes. Additionally, the Company did not indicate if it was or was not a shell company, and correctly checked “No” in this Amendment.

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised. This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K.

Table of Contents	3

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

Table of Contents	4

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

Table of Contents	5

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

Table of Contents	6

All of the following summaries of reserves on the Carpathian Fields are based upon a June 28, 2008 Reserves and Economic Evaluation performed by Aluko & Associates, Inc., attached to this annual report as an exhibit. The Company does not have any other basis for evaluating the fields other than the Aluko Reserves report as detailed below:

Summary of the Alexandria Block/Calinesti Field
Size/area:	114,000 acres

Average net pay:	25 feet

Depth:	2,400 feet

Proven reserves:	19 BCF

Probable/Possible reserves:	20 BCF

Exploratory/Gas reserves	24 BCF

Total reserves:	63 BCF

Expected initial daily production per well:	1,000 MCF

Working interest:	100%

Net revenue interest:	80%

Expected drilling costs (11 wells @ $800,000):	$8,800,000

Expected pipeline costs (30 kilometers):	$1,500,000 to $2,000,000

Table of Contents	7

Summary of the Bordei Verde Vest Field
Size/area:	2,500 acres

Average net pay:	15 to 25 feet

Depth:	4,500 feet

Proven reserves:	1,200,000 BOE

Probable/Possible reserves:	1,500,000 BOE

Total reserves:	2,700,000 BOE

Expected initial daily production per well:	75 BOEPD

Working interest:	26.25%

Net revenue interest:	21%

Expected drilling costs (15 wells @ $1,400,000):	$5,512,500 (26.25%)

Table of Contents	8

Summary of the Nadlac Field
Size/area:	800 acres

Average net pay:	200 feet

Depth:	10,000 feet

Proven reserves (gas):	7.0 BCF

Proven reserves (oil):	1,680,000 BO

Probable/Possible reserves (gas):	5.0 BCF

Probable/Possible reserves (oil):	2,000,000 BO

Total reserves:	12.0 BCF + 3,680,000 BO

Expected initial daily production per well:	2,000 MCFGPD equivalent

Working interest:	26.25%

Net revenue interest:	21%

Expected drilling costs (4 wells @ $3,000,000):	$3,150,000 (26.25%)

Summary of the Catrunesti Field
Size/area:	100 acres

Average net pay:	20 feet

Depth:	5,000 feet

Proven reserves:	50,000 BO

Probable/Possible reserves:	50,000 BO

Total reserves:	100,000 BO

Expected initial daily production per well:	50 BOPD

Working interest:	80%

Net revenue interest:	64%

Expected recompletion costs (1 well @ $375,000):	$300,000 (80%)

Table of Contents	9

Summary of the East Ciumeghiu Fields
Size/area:	800 acres

Average net pay:	15 to 20 feet

Depth:	4,500 feet

Proven reserves:	1 BCF

Probable/Possible reserves:	4 BCF

Total reserves:	5 BCF

Expected initial daily production per well:	1,200 MCFGPD

Working interest:	80%

Net revenue interest:	64%

Expected drilling costs (1 well @ $1,000,000):	$800,000 (80%)

Summary of the Cozieni Field
Size/area:	600 acres

Average net pay:	25 feet

Depth:	2,000 feet

Proven reserves:	3.5 BCF

Probable/Possible reserves:	3.0 BCF

Total reserves:	6.5 BCF

Expected initial daily production per well:	1,200 MCFGPD

Working interest	80%

Net revenue interest:	64%

Expected drilling costs (4 wells @ $750,000):	$2,400,000 (80%)

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

Summary of the Pickens Field
Size/area:	1560 acres

Average net pay:	50 feet

Depth:	4,300 feet

Proven reserves:	600,000 BO

Probable/Possible reserves:	1,000,000 BO

Total reserves:	1,600,000 BO

Expected initial daily production per well:	100 BOPD

Working interest:	50%*

Net revenue interest:	37.5%

Expected drilling costs (5 wells @ $800,000):	$2,000,000 (50%)

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

Table of Contents	13

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

Table of Contents	14

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

We do not own any real property.

ITEM 3:    LEGAL PROCEEDINGS

None.

ITEM 4:    MINE SAFETY DISCLOSURES.

Not Applicable.

Table of Contents	15

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

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

Table of Contents	16

(4)	Securities Authorized for Issuance Under Equity Compensation Plans.

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

Table of Contents	17

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

Table of Contents	18

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

Table of Contents	19

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

Table of Contents	20

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

Table of Contents	21

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	22

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

April 16, 2013

Table of Contents	23

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$90	$721
Accounts receivable, net	—	2,114
Prepaid assets	22,645,000	—

Total Current Assets	22,645,090	2,835

OTHER ASSETS

Working interest in oil leases	2,560,000	—

Total Other Assets	2,560,000	—

TOTAL ASSETS	$25,205,090	$2,835

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$75,593	$64,646
Accrued expenses	343,006	268,535
Notes payable, current portion	547,860	55,850
Notes payable - related parties, current portion	97,086	99,577

Total Current Liabilities	1,063,545	488,608

TOTAL LIABILITIES	1,063,545	488,608

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
109,165,000 and 500,000 shares issued and outstanding, respectively	10,917	50
Additional paid-in-capital	30,052,509	24,950
Accumulated deficit	(5,921,881)	(510,773)

Total Stockholders' Deficit	24,141,545	(485,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,205,090	$2,835

The accompanying notes are an integral part of these financial statements

Table of Contents	24

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

NET REVENUES

Product revenue	$—	$28,296
Service revenue		1,800

Total Net Revenues	—	30,096

OPERATING EXPENSES

Cost of sales - product	—	26,883
Cost of sales - service	—	800
Salaries and consulting	5,082,739	2,298
Professional fees	166,116	28,217
Selling, general and administrative	34,872	5,084

Total Operating Expenses	5,283,727	63,282

LOSS FROM OPERATIONS	(5,283,727)	(33,186)

OTHER INCOME (EXPENSES)

Interest expense	(127,381)	(36,024)

Total Other Income (Expenses)	(127,381)	(36,024)

LOSS BEFORE INCOME TAXES	(5,411,108)	(69,210)

INCOME TAX EXPENSE	—	—

NET LOSS	$(5,411,108)	$(69,210)

BASIC AND DILUTED:
Net loss per common share	$(0.46)	$(0.14)

Weighted average shares outstanding	11,659,986	500,000

The accompanying notes are an integral part of these financial statements

Table of Contents	25

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Stockholders' Deficit
For the Period January 1, 2011 through December 31, 2012

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2011	—	$—	500,000	$50	$(50)	$(441,563)	$(441,563)

Preferred stock issued for debt	100	—	—	—	25,000	—	25,000

Net loss for the year ended
December 31, 2011	—	—	—	—	—	(69,210)	(69,210)

Balance, December 31, 2011	100	—	500,000	50	24,950	(510,773)	$(485,773)

Issue common stock for cash	—	—	1,200,000	120	299,880	—	300,000

Issue common stock for note payable	—	—	200,000	20	49,980	—	50,000

Stock options issued	—	—	—	—	1,702,676	—	1,702,676

Issue common stock for services	—	—	7,265,000	727	2,985,023	—	2,985,750

Issue common stock for prepaid assets	—	—	90,000,000	9,000	22,491,000	—	22,500,000

Issue common stock for interest in
working oil leases	—	—	10,000,000	1,000	2,499,000	—	2,500,000

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(5,411,108)	(5,411,108)

Balance, December 31, 2012	100	$—	109,165,000	$10,917	$30,052,509	$(5,921,881)	24,141,545

The accompanying notes are an integral part of these financial statements

Table of Contents	26

START SCIENTIFIC, INC.
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,411,108)	$(69,210)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	1,800	—
Stock based compensation	4,688,426	—
Debt issue costs	94,048	—
Amortization of debt discount	(19,048)	—
Changes in operating assets and liabilities:
Accounts receivable	314	4,251
Inventory	—	3,497
Prepaid expenses	(205,000)	—
Loans receivable	—	4,696
Accounts payable and accrued expenses	85,418	45,468

Net Cash Used by Operating Activities	(765,150)	(11,298)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	300,000	—
Proceeds from notes payable	500,000	6,000
Proceeds from notes payable - related parties	12,013	—
Payments on notes payable	(32,990)	—
Payments on notes payable - related parties	(14,504)	—

Net Cash Provided by Financing Activities	764,519	6,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(631)	$(5,298)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	721	6,019

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90	$721

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$215,888	$3,898
Income taxes	$—	$—

Non-cash financing activity:
Preferred stock issued for conversion of debt	$—	$25,000
Common stock issued for services	$4,688,426	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	27

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	1,840,000	23,500
Valuation allowance	(1,840,000)	(23,500)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2012	2011
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Table of Contents	31

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

Table of Contents	32

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

Table of Contents	34

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

Table of Contents	35

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

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate:	0.78%
Expected volatility:	275%
Dividend yield:	0.0%
Expected life:	5 years

Table of Contents	36

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

Table of Contents	37

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

Table of Contents	38

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

Table of Contents	39

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

ITEM 9B: OTHER INFORMATION

None.

Table of Contents	40

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, ANDCORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
S. Arne D. Greaves	51	Chief Executive Officer, Secretary, and Director
George Edwards	65	Chief Financial Officer and Director
Kenneth Denos	45	Director
Ruben Flores	37	Director

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

Table of Contents	41

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

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for the two fiscal years ended December 31, 2012 and 2011, of our executive officers. Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Table of Contents	42

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation			Total

S. Arne D. Greaves	2012	$92,500	$—		$—		$92,500
Chief Executive	2011	$—	$—		$—		$—
Officer (1)

George Edwards	2012	$60,000 (4)	$—	$		__	$60,000
Chief Financial	2011	$—	$—		$—		$—
Officer (2)

John D. Thomas	2012	$59,200	$—		$—		$59,200
VP of Business	2011	$—	$—		$—		$—
Development (3)

(1) Appointed May 3, 2012.

(2) Appointed May 3, 2012.

(3) Appointed August 15, 2012.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

			Number of Unexercised Options at December 31, 2012	Value of Unexercised In-the-Money Options at December 31, 2012 (1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Kenneth Denos	0	0	250,000/750,000	0/0
S. Arne D. Greaves	0	0	1,250,000/3,750,000	0/0
George Edwards	0	0	625,000/1,875,000	0/0
Ruben Flores	0	0	250,000/750,000	0/0
Scott Bouslog	0	0	250,000/750,000	0/0

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2012 of $0.00269.

Employment Agreements

S. Arne D. Greaves and George Edwards are subject to an employment agreement with Start Scientific, Inc.

Table of Contents	43

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

Table of Contents	44

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

Table of Contents	45

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

Table of Contents	46

Year Ended December 31	2012	2011

Audit Fees(1)	$16,403	$14,097
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$16,403	$14,097

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

Table of Contents	47

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
10.1*	2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 9, 2012).
10.2**	Reserves and Economic Evaluation, Aluko & Associates
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for S. Arne D. Greaves.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George Edwards.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for S. Arne D. Greaves.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George Edwards.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*  previously filed herewith.

**filed herewith.

Table of Contents	48

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	April 24, 2013	By:	/s/ S. Arne D. Greaves
S. Arne D. Greaves
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ S. Arne D. Greaves	Chairman and Chief Executive Officer	April 24, 2013
/s/ George Edwards	Director and Chief Financial Officer	April 24, 2013

Table of Contents	49