Form 10-Q
period 2013-03-31
Start Scientific, Inc.
filed 2013-05-14
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2013

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 6, 2013, the Company had outstanding 109,165,000 shares of common stock.

Table of Contents	2

Table of Contents	3

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 3013.

Table of Contents	4

START SCIENTIFIC, INC.
Balance Sheets
	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$628	$90
Prepaid assets	22,645,000	22,645,000
Total Current Assets	22,645,628	22,645,090
OTHER ASSETS
Working interest in oil leases	2,560,000	2,560,000
Total Other Assets	2,560,000	2,560,000
TOTAL ASSETS	$25,205,628	$25,205,090

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$117,237	$75,593
Accrued expenses	456,728	343,006
Notes payable, current portion	547,860	547,860
Notes payable - related parties, current portion	97,686	97,086
Total Current Liabilities	1,219,511	1,063,545
TOTAL LIABILITIES	1,219,511	1,063,545
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
109,165,000 shares issued and outstanding	10,917	10,917
Additional paid-in-capital	30,052,509	30,052,509
Accumulated deficit	(6,077,309)	(5,921,881)
Total Stockholders' Equity	23,986,117	24,141,545
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,205,628	$25,205,090
The accompanying notes are an integral part of these financial statements

Table of Contents	5

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2013	2012

NET REVENUES	$-	$-
OPERATING EXPENSES
Salaries and consulting	87,500	42,000
Professional fees	49,555	4,262
Selling, general and administrative	130	110
Total Operating Expenses	137,185	46,372
LOSS FROM OPERATIONS	(137,185)	(46,372)
OTHER INCOME (EXPENSES)
Interest expense	(18,243)	(20,765)
Total Other Income (Expenses)	(18,243)	(20,765)
LOSS BEFORE INCOME TAXES	(155,428)	(67,137)
INCOME TAX EXPENSE	—	—
NET LOSS	$(155,428)	$(67,137)
BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.07)
Weighted average shares outstanding	109,165,000	950,549

The accompanying notes are an integral part of these financial statements

Table of Contents	6

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,428)	$(67,137)
Adjustments to reconcile net loss to net
cash used by operating activities:
Debt issue costs	—	24,008
Amortization of debt discount	—	(11,508)
Changes in operating assets and liabilities:
Accounts receivable	—	314
Prepaid expenses	—	(50,000)
Accounts payable and accrued expenses	155,366	(242,733)
Net Cash Used by Operating Activities	(62)	(347,056)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	300,000
Proceeds from notes payable	—	100,000
Proceeds from notes payable - related parties	600	—
Payments on notes payable	—	(20,128)
Payments on notes payable - related parties	—	(25,366)
Net Cash Provided by Financing Activities	600	354,506
NET DECREASE IN CASH AND CASH EQUIVALENTS	$538	$7,450
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90	721
CASH AND CASH EQUIVALENTS, END OF PERIOD	$628	$8,171
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$8,361	$711
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	7

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2013

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2012, the Company has incurred operating losses of $5,921,881 from inception of the Company through December 31, 2012. The Company’s stockholders’ deficit at March 31, 2013 was $23,986,117 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 - PREPAID ASSETS

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

Table of Contents	8

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2013

(Unaudited)

The agreement is in default and is subject to an unwind provision that may be asserted by the Company or Carpathian.  Therefore the Company has a prepaid asset in the amount of $22,645,000 which consists of the market value of the 90,000,000 shares of its stock on the date of issuance ($22,500,000) and cash payments of $145,000 toward the development of the oil & gas assets.

NOTE 4 - WORKING INTEREST IN OIL LEASES

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (“Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi. The consideration granted by the Company in exchange for the Working Interests consisted of 10,000,000 shares of restricted common stock. The Company has recorded the working interests at $2,560,000 which consists of the market value of the 10,000,000 shares of stock on the date of issuance ($2,500,000) and cash payments of $60,000 toward the development of the interests.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2013 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	9

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- for the three month periods ended March 31, 2013 and 2012. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended March 31, 2013 were $87,500 compared to $42,000 during the first quarter of 2012. The increase is mainly the result of the change in our business model as we are accruing for officers’ compensation and outside consultants to assist us in securing oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three month period ended March 31, 2013 were $49,555 compared to $4,262 during the first quarter of 2012. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Table of Contents	10

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three month period ended March 31, 2013 were $130 compared to $110 during the first quarter of 2012. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three month period ended March 31, 2013 were $18,243 compared to $20,765 during the first quarter of 2012. Other expenses incurred were comprised primarily of the amortization of the debt issue costs and interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Start Scientific has two full-time employees, and other project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered. We expect to hire full-time employees in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of March 31, 2013, our primary source of liquidity consisted of $628 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Table of Contents	11

The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	12

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

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of the agreement, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets. As of March 31, 2013, the conditions of the agreement had not been met; therefore, due to the potential rescinding of the agreement, the acquisition has not been recorded on the financial statements herein.

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

Table of Contents	13

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

On September 25, 2012, the Company entered into a consulting agreement with TEGA, LLC a Kentucky Limited Liability Company. Pursuant to the terms of the Agreement the Company issued 1,200,000 restricted shares of its common stock.

With respect to the securities issuances described above, No solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

Table of Contents	14

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	May 13, 2013	By:	/S/ S. Arne D. Greaves
Arne D. Greaves
Chief Executive Officer

Table of Contents	16