Form 10-Q
period 2013-06-30
Start Scientific, Inc.
filed 2013-08-08
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 25, 2013, the Company had outstanding 109,165,000 shares of common stock.

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 3013.

Table of Contents	3

START SCIENTIFIC, INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$1,735	$90
Prepaid assets	22,645,000	22,645,000

Total Current Assets	22,646,735	22,645,090

OTHER ASSETS

Working interest in oil leases	2,560,000	2,560,000

Total Other Assets	2,560,000	2,560,000

TOTAL ASSETS	$25,206,735	$25,205,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$166,615	$75,593
Accrued expenses	569,759	343,006
Notes payable, current portion	547,860	547,860
Notes payable - related parties, current portion	97,686	97,086

Total Current Liabilities	1,381,920	1,063,545

TOTAL LIABILITIES	1,381,920	1,063,545

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
109,165,000 shares issued and outstanding	10,917	10,917
Additional paid-in-capital	30,052,509	30,052,509
Accumulated deficit	(6,238,611)	(5,921,881)

Total Stockholders' Equity	23,824,815	24,141,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,206,735	$25,205,090

The accompanying notes are an integral part of these financial statements

Table of Contents	4

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	87,500	304,336	175,000	346,336
Professional fees	55,387	47,445	104,942	51,707
Selling, general and administrative	115	29,293	245	29,403

Total Operating Expenses	143,002	381,074	280,187	427,446

LOSS FROM OPERATIONS	(143,002)	(381,074)	(280,187)	(427,446)

OTHER INCOME (EXPENSES)

Interest expense	(18,300)	(45,714)	(36,543)	(66,479)

Total Other Income (Expenses)	(18,300)	(45,714)	(36,543)	(66,479)

LOSS BEFORE INCOME TAXES	(161,302)	(426,788)	(316,730)	(493,925)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(161,302)	$(426,788)	$(316,730)	$(493,925)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.22)	$(0.00)	$(0.35)

Weighted average shares outstanding	109,165,000	1,900,000	109,165,000	1,425,275

The accompanying notes are an integral part of these financial statements

Table of Contents	5

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(316,730)	$(493,925)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	—	227,023
Debt issue costs	—	96,032
Amortization of debt discount	—	(46,032)
Changes in operating assets and liabilities:
Accounts receivable	—	314
Prepaid expenses	—	(1,742)
Accounts payable and accrued expenses	317,775	(146,045)

Net Cash Provided (Used) by Operating Activities	1,045	(364,375)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	—	300,000
Proceeds from notes payable	—	100,000
Proceeds from notes payable - related parties	600	11,213
Payments on notes payable	—	(22,128)
Payments on notes payable - related parties	—	(25,366)

Net Cash Provided by Financing Activities	600	363,719

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,645	$(656)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90	721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,735	$65

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$14,857	$1,369
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2012, the Company has incurred operating losses of $5,921,881 from inception of the Company through December 31, 2012. The Company’s accumulated deficit at June 30, 2013 was $6,238,611 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

Table of Contents	7

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2013

(Unaudited)

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

NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2013 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	8

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- for the three and six month periods ended June 30, 2013 and 2012. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended June 30, 2013 were $87,500 compared to $304,336 during the second quarter of 2012. For the six months ended June 30, 2013, salaries and consulting expenses were $175,000 compared to $346,336 during the six months ended June 30, 2012. During the six months ended June 30, 2012 the company issued 10,500,000 stock options to officers and directors of the Company which resulted in compensation expense of $227,023 during that period. Also, based on the change in our business model, we are accruing for officers’ compensation and outside consultants to assist us in securing oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended June 30, 2013 were $55,387 compared to $47,445 during the second quarter of 2012. Professional fees for the six month period ended June 30, 2013 were $104,942 compared to $51,707 during the six months ended June 30, 2012. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Table of Contents	9

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2013 were $115 compared to $29,293 during the second quarter of 2012. Selling, general and administrative expenses for the six months ended June 30, 2013 were $245 compared to $29,403 during the six months ended June 30, 2012. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three month period ended June 30, 2013 resulted in net other expense of $18,300 compared to $45,714 during the second quarter of 2012. We incurred net other expense of $36,543 for the six month period ended June 30, 2013 compared to $66,479 during the first six months of 2012. Other expenses incurred were comprised primarily of the amortization of the debt issue costs and interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses in the near future.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of June 30, 2013, our primary source of liquidity consisted of $1,735 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Table of Contents	10

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	11

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

Table of Contents	12

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

Table of Contents	13

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, S. Arne D. Greaves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: August , 2013 BY: /S/ S. Arne D. Greaves________________

Arne D. Greaves

Chief Executive Officer

Table of Contents	15