Form 10-Q
period 2013-09-30
Start Scientific, Inc.
filed 2013-11-13
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2013

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

(210) 757-3222
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 25, 2013, the Company had outstanding 109,165,000 shares of common stock.

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 3013.

Table of Contents	3

START SCIENTIFIC, INC.
Balance Sheets

ASSETS
	September 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$189	$90
Prepaid assets	22,645,000	22,645,000

Total Current Assets	22,645,189	22,645,090

OTHER ASSETS

Working interest in oil leases	2,710,000	2,560,000

Total Other Assets	2,710,000	2,560,000

TOTAL ASSETS	$25,355,189	$25,205,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$213,154	$75,593
Accrued expenses	806,926	343,006
Notes payable, current portion	547,860	547,860
Notes payable - related parties, current portion	98,286	97,086

Total Current Liabilities	1,666,226	1,063,545

TOTAL LIABILITIES	1,666,226	1,063,545

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
109,165,000 shares issued and outstanding	10,917	10,917
Additional paid-in-capital	30,052,509	30,052,509
Accumulated deficit	(6,374,463)	(5,921,881)

Total Stockholders' Equity	23,688,963	24,141,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,355,189	$25,205,090

The accompanying notes are an integral part of these financial statements

Table of Contents	4

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	68,750	3,400,274	243,750	3,746,610
Professional fees	48,271	85,907	153,213	137,614
Selling, general and administrative	195	3,672	440	33,075

Total Operating Expenses	117,216	3,489,853	397,403	3,917,299

LOSS FROM OPERATIONS	(117,216)	(3,489,853)	(397,403)	(3,917,299)

OTHER INCOME (EXPENSES)

Interest expense	(18,636)	(40,967)	(55,179)	(107,446)

Total Other Income (Expenses)	(18,636)	(40,967)	(55,179)	(107,446)

LOSS BEFORE INCOME TAXES	(135,852)	(3,530,820)	(452,582)	(4,024,745)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(135,852)	$(3,530,820)	$(452,582)	$(4,024,745)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(1.71)	$(0.00)	$(1.34)

Weighted average shares outstanding	109,165,000	2,061,953	109,165,000	3,008,668

The accompanying notes are an integral part of these financial statements

Table of Contents	5

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(452,582)	$(4,024,745)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	—	1,800
Stock based compensation	—	3,439,797
Debt issue costs	—	94,048
Amortization of debt discount	—	(19,048)
Changes in operating assets and liabilities:
Accounts receivable	—	314
Prepaid expenses	—	(206,742)
Interests in oil leases	(150,000)	—
Accounts payable and accrued expenses	601,481	50,437

Net Cash Used by Operating Activities	(1,101)	(664,139)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	—	300,000
Proceeds from notes payable	—	400,000
Proceeds from notes payable - related parties	1,200	11,813
Payments on notes payable	—	(22,128)
Payments on notes payable - related parties	—	(25,366)

Net Cash Provided by Financing Activities	1,200	664,319

NET INCREASE IN CASH AND CASH EQUIVALENTS	$99	$180

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90	721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189	$901

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$15,647	$2,044
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2012, the Company has incurred operating losses of $5,921,881 from inception of the Company through December 31, 2012. The Company’s accumulated deficit at September 30, 2013 was $6,374,463 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

September 30, 2013

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

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of $150,000. As of the date these financial statements were issued, the payment of $150,000 had not been made and this amount is included in accrued expenses on the Balance Sheet as of September 30, 2013.

NOTE 5 SUBSEQUENT EVENTS

On October 14, 2013, the Company formed a wholly-owned subsidiary, Start Scientific Energy LLC.  We plan to use Start Scientific Energy LLC as a management company for a limited partnership that we also formed on October 14, 2013, Start Energy Fund L.P.  The purpose of this limited partnership is to focus on several oil and gas projects and allow partners to contribute to this private limited partnership.  The terms of the limited partnership agreement include a two percent (2%) yearly management fee and a thirty percent (30%) distribution right for Start Scientific Energy LLC upon a distribution from net revenues.  All limited partners will receive 70 percent (70%) of the distributed profits.    No monies have been received into the limited partnership as of the date of this quarterly report.

The Company has evaluated subsequent events for the period of September 30, 2013 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests (collectively, the “Working Interests”) in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- for the three and nine month periods ended September 30, 2013 and 2012. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended September 30, 2013 were $68,750 compared to $3,400,274 during the third quarter of 2012. For the nine months ended September 30, 2013, salaries and consulting expenses were $243,750 compared to $3,746,610 during the nine months ended September 30, 2012. During the nine months ended September 30, 2012 the company issued 7,265,000 stock options to officers and directors of the Company which resulted in compensation expense of $2,985,750 during that period. Also, based on the change in our business model, we are accruing for officers’ compensation and outside consultants to assist us in securing oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Table of Contents	9

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended September 30, 2013 were $48,271 compared to $85,907 during the third quarter of 2012. Professional fees for the nine month period ended September 30, 2013 were $153,213 compared to $137,614 during the nine months ended September 30, 2012. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2013 were $195 compared to $3,672 during the third quarter of 2012. Selling, general and administrative expenses for the nine months ended September 30, 2013 were $440 compared to $33,075 during the nine months ended September 30, 2012. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three month period ended September 30, 2013 resulted in net other expense of $18,636 compared to $40,967 during the third quarter of 2012. We incurred net other expense of $55,179 for the nine month period ended September 30, 2013 compared to $107,446 during the first nine months of 2012. Other expenses incurred were comprised primarily of the amortization of the debt issue costs and interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses in the near future.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of September 30, 2013, our primary source of liquidity consisted of $189 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Table of Contents	10

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests (collectively, the “Working Interests”) in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars.

With respect to the securities issuances described above, No solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

Table of Contents	13

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, Norris R. Harris, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, George Edwards, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, Norris R. Harris, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

November 13, 2013	By:	/s/ Norris R. Harris
Norris R. Harris Chief Executive Officer

Table of Contents	15