Form 10-K
period 2013-12-31
Start Scientific, Inc.
filed 2014-10-09
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52227

START SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4910418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

515 Congress Ave. Suite 2060
Austin, TX	78701
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 24, 2014, the Company had 125,665,000 outstanding shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents	2

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

Corporate Organization

The Company was formed in the State of Utah under the name of “Secure Networks, Inc.” on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 under the name “Secure Netwerks, Inc.” At the time of its formation, the Company was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. On March 1, 2007, the shares of the Company were spun-off to the shareholders of SportsNuts, Inc. On November 11, 2011, the Company changed its name to Start Scientific, Inc. As of September 30, 2014, we had 281 shareholders of record.

The Business of the Company

Overview

Prior to March 2012, we were a computer and technology hardware reseller to businesses and other organizations. Most of our clients were small and medium sized organizations, although we attempted to market our products and services to larger organizations. We also outsourced technology-related services to provide a full solution basket of technology products and services including hardware, software, network development and services. Our clients consisted of some retail purchasers and small to medium-sized organizations, operating mostly in North America, but we did have occasional clients in Europe. Due to our recent acquisition of oil and gas interests, our future business is expected to be based on the exploration, development, drilling, and production of various oil and gas properties. In particular, we intend to look for oil and gas opportunities in international markets. Whether in respect to the development of oil and gas interests in North America or overseas, we expect to align with industry partners in respect of the drilling and operation of these wells. Our long-term focus is to grow and develop existing oil and gas leasehold interests and acquire new interests within and without the continental United States. In addition, we intend to acquire interests in older wells that, with the application of newer technologies, may increase production and reserves. We are a development stage company.

Table of Contents	3

Our Oil & Gas Interests

Carpathian Energy. On May 16, 2012, we entered into an agreement with Standard Energy Holdings LLC, an entity under common control with the Company, to acquire all of the shares of Carpathian Energy – Companie Petroliera SRL, a Romanian limited liability company that holds various oil and gas interests in Romania (hereafter, "Carpathian"). All of the conditions of purchase have not been satisfied as described herein. The first recorded oil and gas production in history was established in Romania in 1854. In 1857, the giant Moreni-Gura-Ocnitei Field was discovered which has produced approximately 750 million barrels of oil. Oil production increased dramatically from the late 19th century until World War I, which resulted in massive destruction of oil production infrastructure throughout the country. Following a rebuilding phase, Romanian oil exports were among the highest in the world just prior to the outbreak of World War II. After that war, the oil industry was nationalized under communist rule and production continued to increase until 1976, but, while under communist control, the lack of investment in oil and gas exploration resulted in fewer discoveries and new producing fields. The very low depletion rate of recoverable oil and gas reserves under the communist regime (3.5% annually), the lack of a profit motive (and concomitant rewards for risk assumption), and the poor investment climate is indicative of the inefficiency of oil and gas operations during this era. Since the fall of the communist dictatorship of Ceaucescu in 1989 and the establishment of a democracy one year later, it appears that the political climate now exists to safely accommodate investment in most economic and business sectors of Romania. Romania became a member of the European Union (EU) in 2007. We believe there is an opportunity for investment in the Romanian oil and gas industry.

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

Established in 2001, Carpathian has analyzed and studied over 40 existing fields in Romania. After the initial studies identified certain oil and gas fields that met the parameters of Carpathian’s objectives, efforts commenced to acquire those fields. Carpathian has been successful in acquiring exploration and production licenses for six fields which have met its criteria. The fields included are: Calinesti Field/Alexandria Block and Cozieni Field, Nadlac Field, and the Bordei Verde Vest Field. The Catrunesti Field is a small, simple structure, upon which it is planned to drill one or two wells. The East Ciumeghiu Field produced about 14 BCF and is expected to have significant remaining reserves that could be economically produced by drilling one new well.

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

Table of Contents	4

may be drilled to explore deeper substrata. These fields are not considered proven reserves because we do not have a current 2013 Reserve Report. Furthermore, the Carpathian assets have not been acquired because we have not paid $5 million dollars as required by the agreement.

Our policy in respect of the operation and production of these fields will be to produce them at conservative rates so as to recover a higher percentage of hydrocarbons from the reservoir. We plan to rework and/or drill and develop these properties in an orderly and economically efficient manner.

Risk of Unwinding.  We intend to raise capital to enable us to use the proceeds to invest in the development of our oil and gas properties.  Importantly, our agreement to acquire Carpathian contains an obligation to invest, no later than July 15, 2012, a minimum of Five Million Dollars ($5,000,000) into the development of Carpathian’s oil and gas assets.  The previous owners of Carpathian, who are related parties, have the right to unwind the acquisition of Carpathian and reclaim the Carpathian interest from the Company.  (See RISK FACTORS)

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi ("Pickens")from Standard Energy Holdings LLC, an entity under common control. The consideration granted by the Company in exchange for the Working Interests consisted of ten million (10,000,000) shares of restricted common stock.  The Company has properly recorded its Working Interest with the County Recorder in Yazoo County, Mississippi.

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

Table of Contents	5

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

We believe that there is potential remaining in the Selma Chalk at the Pickens Field. New locations should be drilled directly on the down-thrown side of the main faults allowing a fault cut in the top 100 feet of the Chalk section. In the Northwest portion of the Pickens Field, the chalk is more permeable and should have a higher than average recovery of oil.

These fields are not yet considered proven reserves because we do not have a current 2013 Reserve Report.

City of Palacios, Matagorda County, Texas Oil and Gas Leases

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests (collectively, the “Working Interests”) in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars. Subject to the Primary Terms of the Working Interest leases, the leases shall be for a term of five (5) years (“Primary Term”), and so long thereafter as oil or

Table of Contents	6

gas is produced in paying quantities from said land, or as long as continuous drilling or reworking operations are being conducted on said land. If drilling operations have not commenced before the second anniversary date from the lease execution date, the lease shall terminate unless the Company pays to the City of Palacios and additional sum of $150,000. All succeeding anniversaries will follow in like manner, and upon like payments, and terms as previously described.

Tract 1

Fifteen hundred (1531.4569) acres of land, more or less, out of Sections 11, 12, 16, 17, of the Texas Rice Development Company Subdivision of lands in the J. Smith Survey (A-379), the Lewis Goodwin Survey (A-162), and the Thomas Dasher Survey (A-146), the D.O. Collinsworth Survey (A-129); being the same lands described in conveyances from the United States of America to the City of Palacios, Texas, recorded in Volume 179, Pages 523 to 530, and in Volume 197, Pages 55 to 62, of the Deed of Records of Matagorda County, Texas, to which instruments reference is hereby had and made for all purposes, and also being known as the Municipal Airport of the City of Palacios all in Matagroda County, Texas.

Tract 2

Being 241.8 acres of land, more or less, out of Fractional Section 1, Section 2, and Fractional Section 3 of the Texas Rice Development Subdivision of Thomas Dasher Survey, Abstract 146, and the Lewis Goodwin Survey Abstract 162, both being in Matagorda County, Texas.

The acreage comprising Tract 2 is divided as follows:

City Streets	201 acres
Alleys	26 acres

Dump Grounds	10 acres
Sewer Plant	5.8 acres

No drilling, reworking or other operations may be conducted on the surface of Tract 2 without the City of Palacios’ express written permission. The Company may utilize the subsurface of Tract 2 without the City of Palacios’ express written permission. The Company may utilize the subsurface of land comprising Tract 2 for horizontal or directional drilling, so long as the well bore is not less than 1,500 feet below the surface of any lands comprising Tract 2.

Market

Generally. The oil and gas industry is highly susceptible to extreme fluctuations in energy-related commodity prices, which in turn has a corresponding effect on the level of drilling and exploration activity and the costs associated therewith. Such volatility is also represented in the trends, however disparate, of supplies, demand, and price movements of crude oil and natural gas.

Crude Oil. In general, 2013 was a strong year for oil companies, with increasing crude prices and concomitantly higher revenues. Price appreciation was driven by geopolitical turmoil, supply shocks such as the Deepwater Horizon spill in the Gulf of Mexico, and reduced output from natural production declines in existing oil fields. While U.S. domestic oil consumption has decreased, international demand has remained relatively strong and, combined with rising tensions in the Middle East affecting perceptions of regional supply disruptions, prices are not expected to materially decrease for the remainder of 2014.

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

Table of Contents	7

increased yields have resulted in greater quantities of higher value natural gas byproducts, particularly in respect to liquid hydrocarbons extracted from shale formations (ethane, propane, and butane, among others). Consequently, assessments of the economic feasibility of gas wells have increasingly relied on the presence of these byproducts to achieve desired returns on drilling and exploration costs. Even in these wells, however, natural gas remains the dominant element and an overabundance of supplies has resulted in a 10-year low in the spot price of natural gas as of the end of March 2014, and the outlook for the remainder of the year does not suggest that any significant price appreciation is imminent. Increased government regulation and requirements associated with natural gas development (specifically hydraulic fracturing) remains a constant concern affecting pricing and industry forecasts.

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

Employees

As of December 31, 2013, we had 4 employees and 4 part-time contractors, although we intend to hire additional personnel to pursue our new business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A. RISK FACTORS

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

Table of Contents	8

ITEM 2. PROPERTIES.

Until March 2012, we occupied approximately 2,500 square feet of office space located at 11650 South State Street, Suite 240, Draper, Utah 84020. Following the change of our business in March 2012, our offices were ultimately relocated to San Antonio, Texas. During 2013, we incurred $10,701 in rental expense related to our corporate offices. Our offices in Austin Texas include 1,858 square feet of office space located at 515 Congress Avenue, Suite 2060, Austin, TX 78701.

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market for Common Equity and Related Stockholder Matters.

(1) Market Information.

The Company’s Common Stock is listed on the Pink Sheets quotation system (“Pink Sheets”) under the symbol “STSC.” The Company’s stock has been publicly traded since March, 2007. The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s Common Stock during the calendar year ended December 31, 2013:

	High	Low
Fourth Quarter 2013	$0.68	$0.20
Third Quarter 2013	$2.00	$0.10
Second Quarter 2013	$0.55	$0.09
First Quarter 2013	$0.30	$0.25

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s common stock during the calendar year ended December 31, 2012:

	High	Low
Fourth Quarter 2012	$0.425	$0.15
Third Quarter 2012	$0.75	$0.25
Second Quarter 2012	$1.01	$0.55
First Quarter 2012	$0.60	$0.25

Table of Contents	9

(2) Holders.

As of December 31, 2013, the Company had approximately 279 holders of record of its common stock.

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

(4) Securities Authorized for Issuance Under Equity Compensation Plans.

None

(b) Recent Sales of Unregistered Securities.

On January 29, 2014, the Company issued 500,000 shares of its common stock to J.R. Munoz, and 500,000 shares of its common stock to Mr. Munoz's transferee Paul Ferendell for consulting services.

On September 25, 2012, the Company entered into a consulting agreement with TEGA, LLC, a Kentucky-based consulting company.  The Company issued 600,000 shares of its common stock to TEGA, LLC, 500,000 shares of its common stock to TEGA's transferee Frances Crew, and 100,000 shares of its common stock to TEGA's transferee Teddy Colley.

On August 31, 2012, in exchange for $100,000, the Company issued a promissory note in the original principal amount of $100,000 (“Note”) to a lender. The Note matured on August 30, 2013 and carries an interest rate of 8% per annum payable on a quarterly basis. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a conversion price equal to $0.25 per share of Common Stock. This Note has not been converted and it is in default.

On August 15, 2012, the Company amended that certain consulting agreement with JT Arco, LLC a New Jersey-based Corporation. Pursuant to the terms of the Addendum Agreement the Company issued an additional 500,000 restricted shares of its common stock.

On August 1, 2012, the Company issued 5,000,000 shares of common stock of the Company to an officer of the Company for services pertaining to business development.

On June 27, 2012, the Company entered into a consulting agreement with Morris Carlo White IV a Texas-based consultant. Pursuant to the terms of the Agreement the Company issued 65,000 restricted shares of its common stock.

On June 12, 2012, the Company entered into a consulting agreement with JT Arco, LLC a New Jersey-based Corporation. Pursuant to the terms of the Agreement the Company issued 500,000 restricted shares of its common stock.

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of the agreement, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets. As of December 31, 2013, the conditions of the agreement had not been met. Furthermore as of September 30, 2014 the conditions of the agreement have not been met.

Table of Contents	10

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

Table of Contents	11

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- for both the years ended December 31, 2013 and 2012. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Cost of Sales. Cost of sales for both the years ended December 31, 2013 and 2012 was $-0-. This is a result of zero sales and the change in our business model as discussed above.

Salaries and Consulting Expenses. For the years ended December 31, 2013 and 2012, salaries and consulting expenses consisted of salaries and benefits and outside consulting expenses. Salaries and consulting expenses for the year ended December 31, 2013 were $1,365,188 compared to $5,082,739 during the year ended December 31, 2012. The decrease is mainly the result of stock based compensation during 2012 in the amount of $4,688,426. We expect that salaries and consulting expenses will increase commensurate with the expansion of the Company’s business as an oil and gas exploration, development, and production firm.

Professional Fees. Professional fees for the year ended December 31, 2013 were $201,478, compared to $166,116 during the year ended December 31, 2012. The change of our business to an oil and gas exploration, development, and production company has resulted in an increase in professional fees.

Table of Contents	12

Selling, General and Administrative Expenses. For the years ended December 31, 2013 and 2012, selling, general and administrative expenses were comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2013 were $8,107 compared to $34,872 during the year ended December 31, 2012. We expect that selling, general, and administrative expenses will continue to increase in the future in connection with the expansion of the Company’s business.

Other Income (Expense). We incurred net other expenses of $73,553 for the year ended December 31, 2013 compared to net other expense of $127,381 during the year ended December 31, 2012. Other expenses incurred during 2013 and 2012 were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of

December 31, 2013, our primary source of liquidity consisted of $8,799 in cash and cash equivalents. We expect to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

Table of Contents	13

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	14

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

515 SOUTH 400 EAST, SUITE 100

SALT LAKE CITY, UTAH 84111

_______________

(801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Start Scientific, Inc. (formerly Secure Netwerks, Inc.)

San Antonio, TX

We have audited the accompanying balance sheets of Start Scientific, Inc. (formerly Secure Netwerks, Inc.) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Start Scientific, Inc. (formerly Secure Netwerks, Inc.) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements the Company has negative working capital, negative cash flows from operations, and recurring operating losses which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

October 8, 2014

Table of Contents	15

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	December 31,	December 31,
	2013	2012
		(Restated -
		Note 13)
CURRENT ASSETS

Cash and cash equivalents	$8,799	$90

Total Current Assets	8,799	90

TOTAL ASSETS	$8,799	$90

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,940	$6,836
Accrued expenses	626,656	266,125
Accounts payable and accrued liabilities - related parties	382,600	145,638
Accrued interest - related parties	45,003	17,272
Notes payable	547,860	547,860
Notes payable - related parties	98,486	97,086

Total Current Liabilities	1,666,542	1,063,545

TOTAL LIABILITIES	1,666,542	1,063,545

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
109,165,000 shares issued and outstanding	10,917	10,917
Additional paid-in-capital	6,106,547	5,052,509
Deficit accumulated during exploration stage	(7,197,297)	(5,548,971)
Accumulated deficit	(577,910)	(577,910)

Total Stockholders' Deficit	(1,657,743)	(1,063,455)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,799	$90

The accompanying notes are an integral part of these financial statements

Table of Contents	16

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Operations

			From Exploration
			Stage (April 2,
	For the Years Ended		2012) through
	December 31,		December 31,
	2013	2012	2013
		(Restated -
		Note 13)

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	1,365,188	5,082,739	6,405,927
Professional fees	201,478	166,116	363,332
Development costs	—	205,000	205,000
Selling, general and administrative	8,107	34,872	42,869

Total Operating Expenses	1,574,773	5,488,727	7,017,128

LOSS FROM OPERATIONS	(1,574,773)	(5,488,727)	(7,017,128)

OTHER INCOME (EXPENSES)

Interest expense	(73,553)	(127,381)	(180,169)

Total Other Income (Expenses)	(73,553)	(127,381)	(180,169)

LOSS BEFORE INCOME TAXES	(1,648,326)	(5,616,108)	(7,197,297)

INCOME TAX EXPENSE	—	—	—

NET LOSS	$(1,648,326)	$(5,616,108)	$(7,197,297)

BASIC AND DILUTED:
Net loss per common share	$(0.02)	$(0.08)

Weighted average shares outstanding	109,165,000	68,326,653

The accompanying notes are an integral part of these financial statements

Table of Contents	17

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Stockholders' Deficit
For the Period January 1, 2012 through December 31, 2013

						Deficit
						Accumulated		Total
	Preferred Stock		Common Stock		Additional	During Exploration	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Deficit	Deficit

Balance, January 1, 2012	100	$—	500,000	$50	$24,950	$—	$(510,773)	$(485,773)

Common stock issued for cash	—	—	1,200,000	120	299,880	—	—	300,000

Common stock issued for note payable	—	—	200,000	20	49,980	—	—	50,000

Common stock issued for services	—	—	7,265,000	727	2,985,023	—	—	2,985,750

Common stock issued for assets	—	—	100,000,000	10,000	(10,000)	—	—	—

Stock options issued	—	—	—	—	1,702,676	—	—	1,702,676

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(5,548,971)	(67,137)	(5,616,108)

Balance, December 31, 2012 (Restated - Note 13)	100	—	109,165,000	10,917	5,052,509	(5,548,971)	(577,910)	(1,063,455)

Stock options issued	—	—	—	—	1,054,038	—	—	1,054,038

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(1,648,326)	—	(1,648,326)

Balance, December 31, 2013	100	$—	109,165,000	$10,917	$6,106,547	$(7,197,297)	$(577,910)	$(1,657,743)

The accompanying notes are an integral part of these financial statements

Table of Contents	18

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows

			From Exploration
			Stage (April 2,
	For the Years Ended		2012) through
	December 31,		December 31,
	2013	2012	2013
		(Restated -
		Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,648,326)	$(5,616,108)	$(7,197,297)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	—	1,800	—
Stock based compensation	1,054,038	4,688,426	5,742,464
Debt issue costs	—	69,048	57,540
Amortization of debt discount	—	5,952	4,960
Changes in operating assets and liabilities:
Accounts receivable	—	314	1,800
Inventory	—	—	—
Prepaid expenses	—	—	50,000
Loans receivable	—	—	—
Accounts payable and accrued liabilities - related parties	236,962	145,638	382,600
Accounts payable and accrued expenses	364,635	(60,220)	547,148

Net Cash Provided (Used) by Operating Activities	7,309	(765,150)	(410,785)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	—	300,000	—
Proceeds from notes payable	—	500,000	400,000
Proceeds from notes payable - related parties	1,400	12,013	13,413
Payments on notes payable	—	(32,990)	—
Payments on notes payable - related parties	—	(14,504)	(2,000)

Net Cash Provided by Financing Activities	1,400	764,519	411,413

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$8,709	$(631)	$628

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	90	721	8,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,799	$90	$8,799

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$2,390	$215,888	$218,278
Income taxes	$—	$—	$—

Non-cash financing activity:
Preferred stock issued for conversion of debt	$—	$—	$—
Common stock issued for services	$—	$4,688,426	$4,688,426

The accompanying notes are an integral part of these financial statements

Table of Contents	19

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

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

Table of Contents	20

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	December 31,
	2013	2012
Net loss (numerator)	$(1,648,326)	$(5,616,108)
Weighted average shares outstanding (denominator)	109,165,000	68,326,653
Basic and fully diluted net loss per share amount	$(0.02)	$(0.08)

e. Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 15-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment. The Company had $-0- in accounts receivable at December 31, 2013 and 2012.

e. Inventories

Inventories are stated at the lower of average cost or market value. When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value. The Company had $-0- in inventory at December 31, 2013 and 2012.

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

Table of Contents	21

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

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

At December 31, 2013, the Company had net operating loss carryforwards of approximately $5,018,500 which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Table of Contents	22

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$1,957,000	$1,725,000
Valuation allowance	(1,957,000)	(1,725,000)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Federal tax benefit at 34%	$(561,000)	$(1,910,000)
Non-deductible stock-based compensation	411,000	664,044
State tax benefit	(82,000)	(281,000)
Change in Valuation allowance	232,000	1,526,956
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2013	2012
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011, and since inception.

Table of Contents	23

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2013 and 2012.

NOTE 3.    WORKING INTEREST IN OIL LEASES

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars which had not been paid by the Company as of December 31, 2013. Subject to the Primary Terms of the Working Interest leases, the leases shall be for a term of five (5) years (“Primary Term”), and so long thereafter as oil or gas is produced in paying quantities from said land, or as long as continuous drilling or reworking operations are being conducted on said land. Since consideration has not been given, no significant rework has commenced and, accordingly, no working interest has been recorded.

NOTE 4.    RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 6. The individuals consist of an officer of the Company and a director of the Company. The Company received advances of $1,400 and $12,013, respectively; and made payments on these advances of $-0- during the years ended December 31, 2013 and 2012.

Accounts payable and accrued liabilities – related parties consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Accounts payable	$246,757	$68,757
Accrued interest	45,003	17,272
Misc. loans and advances	90,840	59,609
Total	$382,600	$145,638

Table of Contents	24

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 5.    NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2013	December 31, 2012
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	40,760	40,760
Note payable to an individual, interest at 10% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured	300,000	300,000
Total Notes Payable	547,860	547,860
Less: Current Portion	(547,860)	(547,860)
Long-Term Notes Payable	$—	$—

Accrued interest at December 31, 2013 and 2012 was $52,267 and $20,231, respectively.

Table of Contents	25

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 6.    NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2013	December 31, 2012
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$60,901	$59,501
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Notes payable to a company, due on demand, unsecured	284	284
Total Notes Payable – Related Parties	98,486	97,086
Less: Current Portion	(98,486)	(97,086)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at December 31, 2013 and 2012 was $45,003 and $17,272, respectively.

NOTE 7.    EQUITY TRANSACTIONS

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

On March 1, 2012, the Company accepted the subscription of an investor for $300,000 in exchange for 1,200,000 shares of restricted common stock.

Table of Contents	26

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 7.    EQUITY TRANSACTIONS (Continued)

On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi. The consideration granted by the Company in exchange for the Working Interests consisted of 10,000,000 shares of restricted common stock. Until the working interests could be developed and reserve estimates and feasibility studies have been undertaken, the Company’s management has determined that the value of the working interests is nominal. In addition, since the working interests were acquired with shares issued to an entity under common control, the assets have been recorded at a nominal historical cost in accordance with ASC Topic 805-50-05-4.

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil and gas exploration and development. Pursuant to the terms of the agreement, the current owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets within 60 days from the date of the agreement. In addition, since the acquisition is being acquired with shares issued to an entity under common control, the assets will be recorded at a nominal historical cost in accordance with ASC Topic 805-50-05-4. As of December 31, 2013 the Company has issued 90,000,000 shares to the current owners of Carpathian but the acquisition has not closed and the ownership of Carpathian has not yet been transferred to the Company. Thus the issued shares are considered to be a prepaid deposit with a zero value.

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

On August 15, 2012, the Company amended that certain consulting agreement with JT Arco, LLC, a New Jersey-based Corporation. Pursuant to the terms of the Addendum Agreement the Company issued an additional 500,000 restricted shares of its common stock.

On September 25, 2012, the Company entered into a consulting agreement with TEGA, LLC, a Kentucky-based consulting company.  The Company issued 600,000 shares of its common stock to TEGA, LLC, 500,000 shares of its common stock to TEGA's transferee Frances Crew, and 100,000 shares of its common stock to TEGA's transferee Teddy Colley.

Subsequent to December 31, 2013, the Company issued 16,500,000 shares of its common stock for consulting and legal services rendered to the Company.

Table of Contents	27

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 8.   OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2012	—	$—
Granted	10,500,000	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2012	10,500,000	$0.65
Granted	—	—
Exercised	—	—
Cancelled	10,500,000	0.65
Outstanding at December 31, 2013	—	$0.65

On July 25, 2014, the board of directors cancelled all of the vested and unvested options that it had granted pursuant to the Company's 2012 Equity Incentive Plan.  10,500,000 options were granted on May 4, 2012 to certain directors, and cancelled on July 25, 2014.  Each grantee of active options consented to this cancellation.  As of the date of this report, the company has no outstanding options.  In addition, no options have ever been exercised by any option holder of the company. However, shares vested prior to cancellation remain expensed amounting to $1,054,038 and $1,702,676 in 2013 and 2012, respectively.

NOTE 9.    FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Table of Contents	28

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 9.    FINANCIAL INSTRUMENTS (Continued)

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

NOTE 10.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2013 of $7,775,207 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 11.  COMMITMENTS & CONTINGENCIES

The Company had a month to month lease agreement which was terminated on December 31, 2010. Following the change of our business in March 2012, our offices were ultimately relocated to San Antonio, Texas. Rent expense was $-0- and $10,701, respectively, for the years ended December 31, 2013 and 2012.

NOTE 12.  SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company issued 16,500,000 shares of its common stock for consulting and legal services rendered to the Company.

On July 25, 2014, the board of directors cancelled all of the vested and unvested options that it had granted pursuant to the Company's 2012 Equity Incentive Plan.  10,500,000 options were granted on May 4, 2012 to certain directors, and cancelled on July 25, 2014.  Each grantee of active options consented to this cancellation.  As of the date of this report, the company has no outstanding options.  In addition, no options have ever been exercised by any option holder of the company. However, shares vested prior to cancellation remain expensed amounting to $1,054,038 and $1,702,676 in 2013 and 2012, respectively.

Table of Contents	29

START SCIENTIFIC, INC.

(An Exploration Stage Company)

(formerly Secure Netwerks, Inc.)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 12.  SUBSEQUENT EVENTS (Continued)

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events that would have a material impact on the financial statements.

NOTE 13.  RESTATEMENT

Subsequent to the issuance of its December 31, 2012 10-K and financial statements, the Company discovered errors in its accounting for prepaid assets and working interests in oil and gas leases, which were acquired with the Company’s common stock. Namely, the assets acquired were valued at the applicable per share value of the Company’s common stock on the day of issuance rather than using historical cost as the valuation method for the underlying assets acquired from an entity under common control. Accordingly, Prepaid Assets, Working Interests In Oil Leases, and Additional Paid-In Capital were restated to reflect these changes as follows:

	As Originally Stated	As Restated	Change

Prepaid Assets	$22,645,000	$—	$(22,645,000)
Working Interests in Oil Leases	$2,560,000	$—	$(2,560,000)
Total Assets	$25,205,090	$90	$25,205,000
Development Expenses	$205,000	$—	$(205,000)
Net Loss	$(5,821,108)	$(5,616,108)	$205,000
Additional Paid-In Capital	$30,052,509	$5,052,509	$(25,000,000)
Deficit Accumulated During the Exploration Stage	$(5,753,971)	$(5,547,971)	$205,000
Total Stockholders. Deficit	$(26,268,455)	$(1,063,455)	$25,205,000

Table of Contents	30

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

As of December 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. Our board of directors has five members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Table of Contents	31

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Norris R. Harris (1)	81	Chief Executive Officer, Secretary, and Chairman of the Board
S. Arne D. Greaves (2)	51	Director
Kenneth Denos	45	Director
Ruben Flores	37	Director

(1)	Appointed August 16, 2013.
(2)	On August 16, 2013, Mr. Greaves resigned as Chief Executive Officer but remains on as a director of the Company.

Norris R. Harris. Mr. Harris, age 81, is the Chief Executive Officer and the Chairman of the Board. Mr. Harris is also a Founder of King Resources, Inc. Mr. Harris has been the Chairman and Chief Executive Officer of Royalite Petroleum Company, Inc. since March 31, 2008 and its President since February 2009. He has been owner and operator of May Petroleum, Inc. since January 1, 2007, Range Resources since January 1, 2006 and Gulfport Oil And Gas, Inc. since January 1, 2003. He served as the Chief Executive Officer and President of Gulfport Oil & Gas Inc. since January 1999. Mr. Harris has over 50 years of considerable experience in oil and gas exploration, founding and restructuring of oil and gas companies and in oil and gas drilling and operations. Mr. Harris has an extensive base of contacts in the oil and gas industry. He served as an independent oil and gas operator and Consultant for various independent oil and gas companies from 1993 to January 1999. Mr. Harris was the Founder of Centex Oil and Gas Inc., (Name changed to Cenergy) and served as its President. He was the Founder of Basin Exploration Corporation, a subsidiary of Basin Petroleum Corp., and served as its President. Mr. Harris has considerable international oil and gas exploration experience as a geophysicist with Mobil Oil Corporation, where he worked in Turkey, Austria, Holland, England (North Sea) and Nigeria. Mr. Harris served as an Officer or Director of Texas Arkansas Petroleum Company. Since 1988, he drilled wells for his own account in Alabama and Texas. He has been the Chairman of King Resources, Inc. and its holding company Gulfport Oil & Gas Inc. since January 28, 2008 and May 5, 1999 respectively. He has been a Director of Gulfport Oil & Gas Inc. since January 1999. Mr. Harris has been a member of the AAPG (American Association of Petroleum Geologists) since October 20, 1980 and is an Emeritus Member of the Society Exploration Geophysicists. On April 27, 2011 Mr. Harris was permanently barred from transacting business as a dealer, agent, investment advisor or investment advisor representative in the state of Alabama by the Alabama Securities Commission stemming from a finding that Mr. Harris sold an oil lease without proper licensing. On March 27, 2006 Mr. Harris entered into a consent order with the state of Tennessee Department of Commerce and Insurance to be permanently barred from seeking registration as a broker-dealer, agent of a broker-dealer, investment adviser, or investment advisor representative and agreed to pay $111,663 in restitution and rescind investments from Tennessee residents.

Table of Contents	32

S. Arne D. Greaves. Mr. Greaves, age 52, is the Former Chief Executive Officer and Former Chairman of the Board of Directors of the Company and currently serves as Board member. Since 1983, he has been working in the oil and gas industry. In May 2001, Mr. Greaves co-founded Carpathian Energy Companie Petroliera S.R.L., a Romanian oil and gas production company, and has actively been involved the acquisition of concessions and development plans for reentries and development of new wells. Since November 2007, he has been the President of Livingston Operating Company, LLC, a family-owned oil and gas production company, based in Jackson, Mississippi.

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

Ruben Flores. Mr. Flores, age 38. Mr. Flores is a non-executive director of the Company. He specializes in corporate finance with commercial lenders, hedge funds, private equity groups, and other forms of structured finance. Mr. Flores is the founder and has been the President of Definitive Commercial Capital, a Texas-based strategic finance company, since July 2005. Prior to July 2005, he was involved in the real estate mortgage industry. During March 2008, Mr. Flores filed a chapter 13 bankruptcy, and on October 2009 he voluntarily dismissed the bankruptcy. He has a Bachelor of Business Administration from the University of Incarnate Word in San Antonio, Texas.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2013, the Board of Directors held no formal meetings during the fiscal year ended December 31, 2013. The remaining actions of the Board were approved by unanimous written consent.

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

Table of Contents	33

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

For the 2013 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for the two fiscal years ended December 31, 2013 and 2012, of our executive officers. Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Norris R. Harris	2013	$—	$—	$—	$—
Chief Executive	2012	$—	$—	$—	$—
Officer (1)

S. Arne D. Greaves	2013	$—	$—	$—	$—
former Chief Executive	2012	$92,500	$—	$—	$92,500
Officer (1)

George Edwards	2013	$—	$—	$—	$—
former Chief Financial	2012	$60,000	$—	$—	$60,000
Officer (2)

John D. Thomas	2013	$—	$—	$—	$—
VP of Business	2012	$59,200	$—	$—	$59,200
Development (3)

(1) Appointed May 3, 2012.

(2) Appointed May 3, 2012.

(3) Appointed August 15, 2012.

Table of Contents	34

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

			Number of Unexercised Options at December 31, 2013 (All Options Vested/Unvested were Cancelled July 25, 2014)		Value of Unexercised In-the-Money Options at December 31, 2013(1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable		Exercisable/ Unexercisable
Kenneth Denos	0	0	500,000	/500,000	0	/0
S. Arne D. Greaves	0	0	2,500,000	/2,500,000	0	/0
George Edwards	0	0	1,250,000	/1,250,000	0	/0
Ruben Flores	0	0	500,000	/500,000	0	/0

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2013 of $0.68.

*No Options were ever exercised under the 2012 Employee Option Plan from its inception until its cancellation on July 25, 2014.

Employment Agreements

Currently Norris R. Harris serves at the discretion of the Board of Directors, however, the Board of Directors intend to formalize Mr. Harris’ relationship with the Company through an employment agreement.

Table of Contents	35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock (par value $0.001 per share) as of September 30, 2014 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person serving as a director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of such date, we had 125,665,000 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Norris R. Harris(4)	100,000,000	90.4%
S. Arne D. Greaves(5)	0	*
Kenneth Denos(6)	8,012,657	6.38%
Ruben Flores(7)	0	*
Standard Energy Holdings, LLC(8)	100,000,000	78.95%
All officers and directors as a group (4 persons) (10)	108,012,657	85.27%

* Indicates ownership of less than 1%.

(1)   The address of each officer, director, and beneficial owner is c/o the Company, 515 Congress Avenue, Suite 2060, Austin, TX 78701.

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

(3)   The calculation of percentage of beneficial ownership is based upon: (i) 125,665,000 shares of common stock outstanding as of September 30, 2014, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)   Chief Executive Officer, Secretary, and Chairman of the Board of Directors. Includes 100,000,000 shares Standard Energy Holdings LLC. Mr. Harris is the beneficial owner of Standard Energy Holdings LLC.

(5)   Former Chief Executive Officer and member of the Board of Directors.

(6)   Controlling shareholder of the Company. Includes 8,012,657 shares held directly. Excludes 100 shares of Series A Preferred Stock held by Acadia Group, Inc., a corporation owned and controlled by Mr. Denos. The Series A Preferred Stock carries no dividend, distribution, or liquidation, or common stock conversion rights, but holds 10,000,000 votes per share, enabling Mr. Denos to unilaterally control

Table of Contents	36

the election of the Board of Directors. If the Series A Preferred Stock is taken into account in determining percentage of beneficial ownership, Mr. Denos would beneficially hold 89.55% of the voting shares of the Company.

(7)   Member of the Board of Directors.

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

On June 10, 2004, $80,000 was loaned to the Company in the form of the payment of outstanding liabilities on behalf of the Company, and on January 1, 2005, the Company issued 3 promissory notes to the following individuals to formalize these non-cash payments in the prior year:

•	Chene Gardner ($6,250), a former member of the Board of Directors and the Company’s former CEO;
•	Kenneth Denos ($25,000), a former member of the Board of Directors; and
•	Travis Pera ($23,750), son of Walter Pera, former Chairman of the Board of Directors.

The notes each mature upon demand, are unsecured, and bear interest at the rate of ten percent per annum.

Director Independence

Ruben Flores is the only Director considered to be independent, inasmuch as he does not beneficially hold greater than a 10% ownership interest in our common stock and is unrelated to any of our shareholders who hold any such interest. We have not established any board committees. We hope in the future to add at least one more independent director and establish one or more board committees including, in particular, an audit committee.

Table of Contents	37

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

On or about January 1, 2014, Morrill and Associates, LLC (“Morrill”) combined with Pritchett, Siler and Hardy, LLC (“PSH”), an independent registered auditing firm. Due to the combination, the Company announced the dismissal of its prior independent registered accounting firm and the engagement of PSH as the successor form on Form 8-K filed on April 1, 2014.

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

The reports of Morrill and PSH did not contain any adverse opinions or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Morrill and PSH for the audits of the Company’s annual financial statements for the years ended December 31, 2013 and 2012, respectively, and all fees billed for other services rendered by PSH and Morrill during those periods.

Year Ended December 31	2013	2012

Audit Fees(1)	$15,380	$16,403
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$15,380	$16,403

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

Table of Contents	38

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
10.1	2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 9, 2012).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Norris R. Harris.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for S. Norris R. Harris.

* filed herewith.

Table of Contents	39

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	October 9, 2014	By:	/s/ Norris R. Harris
Norris R. Harris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Norris R. Harris	Chairman and Chief Executive Officer and principal financial officer	October 9, 2014

Table of Contents	40