Form 10-K/A
period 2013-12-31
Start Scientific, Inc.
filed 2014-10-14
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on October 10, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	October 10, 2014	By:	/s/ Norris R. Harris
Norris R. Harris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Norris R. Harris	Chairman and Chief Executive Officer and principal financial officer	October 10, 2014