Form 10-Q
period 2014-06-30
Start Scientific, Inc.
filed 2014-11-21
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 10, 2014, the Company had outstanding 125,665,000 shares of common stock.

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements (Unaudited) of the Company are prepared as of June 30, 3014.

Table of Contents	3

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	June 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$8,799

Total Current Assets	—	8,799

TOTAL ASSETS	$—	$8,799

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$21,721	$10,940
Accrued expenses	631,111	626,656
Accounts payable and accrued liabilites - related parties	510,949	382,600
Notes payable	547,860	547,860
Notes payable - related parties	102,880	98,486

Total Current Liabilities	1,814,521	1,666,542

TOTAL LIABILITIES	1,814,521	1,666,542

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
110,665,000 and 109,165,000 shares issued and outstanding, respectively	11,067	10,917
Additional paid-in-capital	7,071,397	6,106,547
Deficit accumulated during exploration stage	(8,319,075)	(7,197,297)
Accumulated deficit	(577,910)	(577,910)

Total Stockholders' Deficit	(1,814,521)	(1,657,743)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$8,799

The accompanying notes are an integral part of these financial statements

Table of Contents	4

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Operations
(Unaudited)

					From Exploration
					Stage (April 2,
	For the Three Months Ended		For the Six Months Ended		2012) through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	4,167	87,500	981,667	175,000	7,387,594
Professional fees	55,797	55,387	103,385	104,942	466,717
Development costs	—	—	—	—	205,000
Selling, general and administrative	79	115	149	245	43,018

Total Operating Expenses	60,043	143,002	1,085,201	280,187	8,102,329

LOSS FROM OPERATIONS	(60,043)	(143,002)	(1,085,201)	(280,187)	(8,102,329)

OTHER INCOME (EXPENSES)

Interest expense	(18,336)	(18,300)	(36,577)	(36,543)	(216,746)

Total Other Income (Expenses)	(18,336)	(18,300)	(36,577)	(36,543)	(216,746)

LOSS BEFORE INCOME TAXES	(78,379)	(161,302)	(1,121,778)	(316,730)	(8,319,075)

INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(78,379)	$(161,302)	$(1,121,778)	$(316,730)	$(8,319,075)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	110,665,000	109,165,000	110,272,735	109,165,000

The accompanying notes are an integral part of these financial statements

Table of Contents	5

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows
(Unaudited)

			From Exploration
			Stage (April 2,
	For the Six Months Ended		2012) through
	June 30,		June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,121,778)	$(316,730)	$(8,319,075)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	965,000	—	6,707,464
Expenses paid by related party	2,694	—	2,694
Debt issue costs	—	—	57,540
Amortization of debt discount	—	—	4,960
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,800
Prepaid expenses	—	—	50,000
Accounts payable and accrued liabilities - related parties	128,349	317,775	510,949
Accounts payable and accrued expenses	15,236	—	562,384

Net Cash Provided (Used) by Operating Activities	(10,499)	1,045	(421,284)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	—	—	400,000
Proceeds from notes payable - related parties	1,700	600	15,113
Payments on notes payable - related parties	—	—	(2,000)

Net Cash Provided by Financing Activities	1,700	600	413,113

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(8,799)	$1,645	$(8,171)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,799	90	8,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,735	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$1,258	$14,857	$219,536
Income taxes	$—	$—	$—

Non-cash financing activity:
Common stock issued for services	$965,000	$—	$6,707,464

The accompanying notes are an integral part of these financial statements

Table of Contents	6

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2013, the Company has incurred operating losses of $7,775,207 from inception of the Company through December 31, 2013. The Company’s accumulated deficit at June 30, 2014 was $8,896,985 and it had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 STOCK BASED COMPENSATION

During the six months ended June 30, 2014, the Company issued a total of 1,500,000 shares of common stock for consulting services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $965,000. This amount is included in salaries and consulting expenses on the statement of operations.

Table of Contents	7

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2014

(Unaudited)

NOTE 4 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, the Company received loans from related parties in the amount of $1,700.00. Related parties also paid $2,694 in expenses on behalf of the Company.

NOTE 5 SUBSEQUENT EVENTS

On July 25, 2014, the board of directors cancelled all of the vested and unvested options that it had granted pursuant to the Company's 2012 Equity Incentive Plan.  10,500,000 options were granted on May 4, 2012 to certain directors, and cancelled on July 25, 2014.  Each grantee of active options consented to this cancellation.  As of the date of this report, the Company has no outstanding options.  In addition, no options have ever been exercised by any option holder of the Company. Shares vested prior to cancellation remain expensed amounting to $1,054,038 and $1,702,676 during the years ended December 31, 2013 and 2012, respectively.

On July 28, 2014, pursuant to the Company’s 2012 Equity Incentive Plan, the Board approved the issuance of an aggregate of 15,000,000 shares of the Company’s common stock to certain officers and directors of the Company.

The Company has evaluated subsequent events for the period of June 30, 2014 through the date the financial statements were issued, and concluded there were no additional events or transactions occurring during this period that required recognition or disclosure in its financial statements except as noted above.

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

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL (“Carpathian”), in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil and gas exploration and development. Pursuant to the terms of agreement, the current owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets within 60 days from the date of the agreement. In addition, since the acquisition is being acquired with shares issued to an entity under common control, the assets were recorded at a nominal historical cost in accordance with ASC Topic 805-50-05-4. As of March 31, 2014, the Company has issued 90,000,000 shares to the current owners of Carpathian but the acquisition has not closed and the ownership of Carpathian has not yet been transferred to the Company. Thus the issued shares are considered to be a prepaid deposit with a zero value.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2014 and 2013.

Revenues. The Company generated net revenues of $-0- for the three and six month periods ended June 30, 2014 and 2013. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three months ended June 30, 2014 were $4,167 compared to $87,500 during the three months ended June 30, 2013. For the six months ended June 30, 2014, salaries and consulting expenses were $981,667 compared to $175,000 during the six months ended June 30, 2013. The increase is mainly the result of the issuance of stock during 2014 for consulting services valued at $965,000 for outside consultants to assist us in securing oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended June 30, 2014 were $55,797 compared to $55,387 during the three months ended June 30,

Table of Contents	9

2013. Professional fees for the six months ended June 30, 2014 were $103,385 compared to $104,942 during the six months ended June 30, 2013. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2014 were $79 compared to $115 during the three months ended June 30, 2013. Selling, general and administrative expenses for the six months ended June 30, 2014 were $149 compared to $245 during the six months ended June 30, 2013. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three months ended June 30, 2014 resulted in net other expense of $18,336 compared to $18,300 during the three months ended June 30, 2013. We incurred net other expense of $36,577 for the six months ended June 30, 2014 compared to $36,543 during the six months ended June 30, 2013. Other expenses incurred were comprised primarily of the amortization of the debt issue costs and interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses in the near future.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of June 30, 2014, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 12, 2012, the Company entered into a consulting agreement. Pursuant to the terms of the Agreement the Company issued 500,000 restricted shares of its common stock.

On June 27, 2012, the Company entered into a consulting agreement. Pursuant to the terms of the Agreement the Company issued 65,000 restricted shares of its common stock.

On July 13, 2012, in exchange for $100,000, the Company issued a promissory note in the original principal amount of $100,000 (“Note”) to a lender. The Note matures and is due and payable in full on July 13, 2013 and carries an interest rate of 6% per annum.

Table of Contents	12

On August 1, 2012, pursuant to the Company’s 2012 Equity Incentive Plan, the Company issued 5,000,000 shares of common stock of the Company to an officer of the Company for services pertaining to business development.

On August 15, 2012, the Company amended that certain consulting agreement. Pursuant to the terms of the Addendum Agreement the Company issued an additional 500,000 restricted shares of its common stock.

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

On September 25, 2012, the Company entered into a consulting agreement. Pursuant to the terms of the Agreement the Company issued 1,200,000 restricted shares of its common stock.

On January 29, 2014, pursuant to a consulting agreement entered into on July 23, 2013, the Company issued 1,000,000 restricted shares of its common stock. The shares are being issued and recorded as the services are rendered to the Company.

On April 7, 2014, pursuant to a consulting agreement entered into on July 23, 2013, the Company issued 500,000 restricted shares of its common stock. The shares are being issued and recorded as the services are rendered to the Company.

On July 28, 2014, pursuant to the Company’s 2012 Equity Incentive Plan, the Board approved the issuance of an aggregate of 15,000,000 shares of the Company’s common stock to certain officers and directors of the Company.

With respect to the securities issuances described above, No solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

Table of Contents	13

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, Norris R. Harris, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, Norris R. Harris, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, Norris R. Harris, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, Norris R. Harris , pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: November , 2014	BY: /S/ Norris R. Harris
Norris R. Harris
Chief Executive Officer

Table of Contents	15