Form 10-Q
period 2014-09-30
Start Scientific, Inc.
filed 2014-11-21
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2014

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 3, 2014, the Company had outstanding 125,665,000 shares of common stock.

Table of Contents	2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements (Unaudited) of the Company are prepared as of March 31, 3014.

Table of Contents	3

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	March 31,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$282	$8,799

Total Current Assets	282	8,799

TOTAL ASSETS	$282	$8,799

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,907	$10,940
Accrued expenses	616,909	626,656
Accounts payable and accrued liabilities - related parties	459,018	382,600
Notes payable	547,860	547,860
Notes payable - related parties	101,730	98,486

Total Current Liabilities	1,736,424	1,666,542

TOTAL LIABILITIES	1,736,424	1,666,542

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
110,665,000 and 109,165,000 shares issued and outstanding, respectively	11,067	10,917
Additional paid-in-capital	7,071,397	6,106,547
Deficit accumulated during exploration stage	(8,240,696)	(7,197,297)
Accumulated deficit	(577,910)	(577,910)

Total Stockholders' Deficit	(1,736,142)	(1,657,743)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$282	$8,799

The accompanying notes are an integral part of these financial statements

Table of Contents	4

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Operations
(Unaudited)

			From Exploration
			Stage (April 2,
	For the Three Months Ended		2012) through
	March 31,		March 31,
	2014	2013	2014

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	977,500	87,500	7,383,427
Professional fees	47,588	49,555	410,920
Development costs	—	—	205,000
Selling, general and administrative	70	130	42,939

Total Operating Expenses	1,025,158	137,185	8,042,286

LOSS FROM OPERATIONS	(1,025,158)	(137,185)	(8,042,286)

OTHER INCOME (EXPENSES)

Interest expense	(18,241)	(18,243)	(198,410)

Total Other Income (Expenses)	(18,241)	(18,243)	(198,410)

LOSS BEFORE INCOME TAXES	(1,043,399)	(155,428)	(8,240,696)

INCOME TAX EXPENSE	—	—	—

NET LOSS	$(1,043,399)	$(155,428)	$(8,240,696)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	109,876,111	109,165,000

The accompanying notes are an integral part of these financial statements

Table of Contents	5

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows
(Unaudited)

			From Exploration
			Stage (April 2,
	For the Three Months Ended		2012) through
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,043,399)	$(155,428)	$(8,240,696)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	965,000	—	6,707,464
Expenses paid by related party	2,694	—	2,694
Debt issue costs	—	—	57,540
Amortization of debt discount	—	—	4,960
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,800
Prepaid expenses	—	—	50,000
Accounts payable and accrued liabilities - related parties	76,418	155,366	459,018
Accounts payable and accrued expenses	(9,780)	—	537,368

Net Cash Used by Operating Activities	(9,067)	(62)	(419,852)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	—	—	400,000
Proceeds from notes payable - related parties	550	600	13,963
Payments on notes payable - related parties	—	—	(2,000)

Net Cash Provided by Financing Activities	550	600	411,963

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(8,517)	$538	$(7,889)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,799	90	8,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$282	$628	$282

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$2,390	$8,361	$220,668
Income taxes	$—	$—	$—

Non-cash financing activity:
Common stock issued for services	$965,000	$—	$6,707,464

The accompanying notes are an integral part of these financial statements

Table of Contents	6

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2014

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2013, the Company has incurred operating losses of $7,775,207 from inception of the Company through December 31, 2013. The Company’s stockholders’ deficit at March 31, 2014 was $1,736,142 and it had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 STOCK BASED COMPENSATION

During the three months ended March 31, 2014, the Company issued a total of 1,500,000 shares of common stock for consulting services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $965,000. This amount is included in salaries and consulting expenses on the statement of operations.

Table of Contents	7

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, the Company received loans from related parties in the amount of $550.00. Related parties also paid $2,694 in expenses on behalf of the Company.

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

The Company has evaluated subsequent events for the period of March 31, 2014 through the date the financial statements were issued, and concluded there were no additional events or transactions occurring during this period that required recognition or disclosure in its financial statements except as noted above.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2014 and 2013.

Revenues. The Company generated net revenues of $-0- for the three month periods ended March 31, 2014 and 2013. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three month period ended March 31, 2014 were $977,500 compared to $87,500 during the first quarter of 2013. The increase is mainly the result of the issuance of stock for consulting services valued at $965,000 for outside consultants to assist us in securing oil and gas interests for potential investment. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three month period ended March 31, 2014 were $47,588 compared to $49,555 during the first quarter of 2013. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Table of Contents	9

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three month period ended March 31, 2014 were $70 compared to $130 during the first quarter of 2013. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three month period ended March 31, 2014 were $18,241 compared to $18,243 during the first quarter of 2013. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of March 31, 2014, our primary source of liquidity consisted of $282 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Table of Contents	10

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

Table of Contents	13

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by principal financial officer, Norris R. Harris, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, Norris R. Harris, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal financial officer, Norris R. Harris, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, Norris R. Harris, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	November , 2014	By:	/s/ Norris R. Harris
Norris R. Harris
Chief Executive Officer

Table of Contents	15