Form 10-Q/A
period 2014-09-30
Start Scientific, Inc.
filed 2014-11-26
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q/A

(Amendment No. 1)

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 20, 2014, the Company had outstanding 125,665,000 shares of common stock.

Table of Contents	2

Explanation

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 21, 2014 (the “Form 10-Q”), is solely to correct the period end date that was mistakenly created in that filing. The corrected period end date for the Quarterly Report filed on November 21, 2014 is March 31, 2014. No other changes have been made to the Form 10-Q.

Table of Contents	3

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2014.

Table of Contents	4

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Balance Sheets

ASSETS
	September 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$27	$8,799

Total Current Assets	27	8,799

TOTAL ASSETS	$27	$8,799

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$20,659	$10,940
Accrued expenses	642,545	626,656
Accounts payable and accrued liabilities - related parties	562,890	382,600
Notes payable	547,860	547,860
Notes payable - related parties	105,159	98,486

Total Current Liabilities	1,879,113	1,666,542

TOTAL LIABILITIES	1,879,113	1,666,542

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
125,665,000 and 109,165,000 shares issued and outstanding, respectively	12,567	10,917
Additional paid-in-capital	12,619,897	6,106,547
Deficit accumulated during exploration stage	(13,933,640)	(7,197,297)
Accumulated deficit	(577,910)	(577,910)

Total Stockholders' Deficit	(1,879,086)	(1,657,743)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27	$8,799

The accompanying notes are an integral part of these financial statements

Table of Contents	5

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Operations
(Unaudited)

					From Exploration
					Stage (April 2,
	For the Three Months Ended		For the Nine Months Ended		2012) through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	5,550,000	68,750	6,531,667	243,750	12,937,594
Professional fees	45,927	48,271	149,312	153,213	512,644
Development costs	—	—	—	—	205,000
Selling, general and administrative	210	195	359	440	43,228

Total Operating Expenses	5,596,137	117,216	6,681,338	397,403	13,698,466

LOSS FROM OPERATIONS	(5,596,137)	(117,216)	(6,681,338)	(397,403)	(13,698,466)

OTHER INCOME (EXPENSES)

Interest expense	(18,428)	(18,636)	(55,005)	(55,179)	(235,174)

Total Other Income (Expenses)	(18,428)	(18,636)	(55,005)	(55,179)	(235,174)

LOSS BEFORE INCOME TAXES	(5,614,565)	(135,852)	(6,736,343)	(452,582)	(13,933,640)

INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(5,614,565)	$(135,852)	$(6,736,343)	$(452,582)	$(13,933,640)

BASIC AND DILUTED:
Net loss per common share	$(0.05)	$(0.00)	$(0.06)	$(0.00)

Weighted average shares outstanding	114,346,319	109,165,000	114,086,245	109,165,000

The accompanying notes are an integral part of these financial statements

Table of Contents	6

START SCIENTIFIC, INC.
(An Exploration Stage Company)
(formerly Secure Netwerks, Inc.)
Statements of Cash Flows
(Unaudited)

			From Exploration
			Stage (April 2,
	For the Nine Months Ended		2012) through
	September 30,		September 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,736,343)	$(452,582)	$(13,933,640)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	6,515,000	—	12,257,464
Expenses paid by related party	4,694	—	4,694
Debt issue costs	—	—	57,540
Amortization of debt discount	—	—	4,960
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,800
Prepaid expenses	—	—	50,000
Accounts payable and accrued liabilities - related parties	180,290	451,481	562,890
Accounts payable and accrued expenses	25,608	—	572,756

Net Cash Used by Operating Activities	(10,751)	(1,101)	(421,536)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	—	—	400,000
Proceeds from notes payable - related parties	2,529	1,200	15,942
Payments on notes payable - related parties	(550)	—	(2,550)

Net Cash Provided by Financing Activities	1,979	1,200	413,392

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(8,772)	$99	$(8,144)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,799	90	8,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27	$189	$27

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$1,840	$15,647	$220,118
Income taxes	$—	$—	$—

Non-cash financing activity:
Common stock issued for services	$6,515,000	$—	$12,257,464

The accompanying notes are an integral part of these financial statements

Table of Contents	7

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2013, the Company has incurred operating losses of $7,775,207 from inception of the Company through December 31, 2013. The Company’s accumulated deficit at September 30, 2014 was $14,511,550 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 STOCK BASED COMPENSATION

During the nine months ended September 30, 2014, the Company issued a total of 16,500,000 shares of common stock for consulting services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $6,515,000. This amount is included in salaries and consulting expenses on the statement of operations.

Table of Contents	8

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2014

(Unaudited)

NOTE 4 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, the Company received loans from related parties in the amount of $2,529. Related parties also paid $4,694 in expenses on behalf of the Company. Also, accounts payable and accrued liabilities to related parties increased by $180,290.

NOTE 5 STOCK OPTIONS

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

NOTE 6 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of September 30, 2014 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2014 and 2013.

Revenues. The Company generated net revenues of $-0- for the three and nine month periods ended September 30, 2014 and 2013. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three months ended September 30, 2014 were $5,550,000 compared to $68,750 during the three months ended September 30, 2013. $5,550,000 is the market value of 15,000,000 shares of common stock that were issued for services during the three months ended September 30, 2014. For the nine months ended September 30, 2014, salaries and consulting expenses were $6,531,667 compared to $243,750 during the nine months ended September 30, 2013. The increase is mainly the result of the issuance of stock during 2014 to directors and consultants to assist us in securing oil and gas interests for potential investment. The stock was valued at the market price on the date of issuance which totaled $6,515,000. We anticipate salaries expenses to increase in the future as our activity increases.

Table of Contents	10

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended September 30, 2014 were $45,927 compared to $48,271 during the three months ended September 30, 2013. Professional fees for the nine month period ended September 30, 2014 were $149,312 compared to $153,213 during the nine months ended September 30, 2013. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 were $210 compared to $195 during the three months ended September 30, 2013. Selling, general and administrative expenses for the nine months ended September 30, 2014 were $359 compared to $440 during the nine months ended September 30, 2013. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three months ended September 30, 2014 resulted in net other expense of $18,428 compared to $18,636 during the three months ended September 30, 2013. We incurred net other expense of $55,005 for the nine months ended September 30, 2014 compared to $55,179 during the nine months ended September 30, 2013. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company. We do not anticipate any major changes in other income and expenses in the near future.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of September 30, 2014, our primary source of liquidity consisted of $27 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Table of Contents	11

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Table of Contents	13

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

On July 28, 2014, pursuant to the Company’s 2012 Equity Incentive Plan, the Board approved the issuance of an aggregate of 15,000,000 shares of the Company’s common stock to certain directors and consultants of the Company.

With respect to the securities issuances described above, No solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

Table of Contents	14

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, Norris R. Harris, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, Norris R. Harris, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, Norris R. Harris, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, Norris R. Harris, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB 12G, deemed effective by the Commission on January 17, 2007.

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: November , 2014	BY: /s/ Norris R. Harris
Norris R. Harris
Chief Executive Officer

Table of Contents	16