Form 10-K
period 2014-12-31
Start Scientific, Inc.
filed 2015-03-26
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52227

START SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4910418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2003 My Anns Hill
San Antonio, TX	78258
(Address of Principal Executive Offices)	(Zip Code)

(210) 758-5898
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 4, 2015, the Company had 130,665,000 outstanding shares of common stock, par value $0.0001 per share.

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

Corporate Organization

The Company was formed in the State of Utah under the name of “Secure Networks, Inc.” on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 under the name “Secure Netwerks, Inc.” At the time of its formation, the Company was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. On March 1, 2007, the shares of the Company were spun-off to the shareholders of SportsNuts, Inc. On November 11, 2011, the Company changed its name to Start Scientific, Inc. As of March 4, 2015, we had 281 shareholders of record.

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

Using American and Romanian geologists and engineers, Carpathian has analyzed the shut-in fields available for concession and has concluded that a number of the oil fields have produced only 10% of recoverable reserves as result of inefficient drilling and production techniques. In addition, some of the individual wells in the fields reviewed were producing significant amounts of oil and/or gas when they developed mechanical problems and were either shut down or, in some instances, simply plugged and abandoned. It also appears that the official government calculations of the original reserves in many of the oil fields were significantly underestimated.

Upon completion of its review of the available fields, Carpathian acquired the concession rights to Bordei Verde Vest, Nadlac, Catrunesti, Cozieni, and East Ciumeghiu fields, as well as the South Bucharest Block I-II concession (also called the Alexandria Block which encompasses 114,000 acres and includes the Calinesti field). A tabular summary of each of these concession rights are included below and encompass a total of approximately 120,000 acres. Extensive geological and engineering research was performed on these fields, including the re-evaluation of all well logs, core analyses, mud logs, production history, and any other information available. All six fields have data indicating significant remaining reserves in multiple zones. It is believed that these reserves can be recovered at a relatively low cost by drilling new wells in the known reserves. Once these projects are profitable, additional wells may be drilled to explore deeper substrata. These fields are not considered proven reserves because we do not have a current 2014 Reserve Report. Furthermore, the Carpathian assets have not been acquired because we have not paid $5 million dollars as required by the agreement.

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

These fields are not yet considered proven reserves because we do not have a current 2014 Reserve Report.

City of Palacios, Matagorda County, Texas Oil and Gas Leases

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests (collectively, the “Working Interests”) in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars. The Company failed to provide the appropriate consideration for these Working Interests so this initial agreement is null and void. On January 13, 2015, the Company purchased an option to acquire 1,500 acres of leases northwest of the town of Palacios, Matagorda County, Texas (the "Airport Lease"). The Company had until February 5, 2015 to tender $150,000 for the Airport Lease from the city of Palacios. The Company is required to pay gross revenue royalties of 18.75% to the city of Palacios and 1.25% royalty to XXI Oil & Gas, LLC upon production in accordance with the Airport Lease. Upon tendering $150,000 for the Airport Lease, the Company will have three (3) years to get the Airport Lease into production. The deadline for this Airport Lease option to purchase has been extended to April of 2015. The Company is working with the city of Palacios for an extension to be able to perform on the $150,000 obligation. These fields are not yet considered proven reserves because we do not have a current 2014 Reserve Report. The following is a property description:

Tract 1

Fifteen hundred (1531.4569) acres of land, more or less, out of Sections 11, 12, 16, 17, of the Texas Rice Development Company Subdivision of lands in the J. Smith Survey (A-379), the Lewis Goodwin Survey (A-162), and the Thomas Dasher Survey (A-146), the D.O. Collinsworth Survey (A-129); being the same lands described in conveyances from the United States of America to the City of Palacios, Texas, recorded in Volune 179, Pages 523 to 530, and in Volume 197, Pages 55 to 62, of the Deed of Records of Matagorda County, Texas, to which instruments reference is hereby had and made for all purposes, and also being known as the Municipal Airport of the City of Palacios all in Matagroda County, Texas.

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

Flora Field, Madison County, Mississippi

On January 2, 2015, the Company entered into a Farmout Agreement with BPS Operating Services LLC, located in Jackson, Mississippi. The Company has until April 1, 2015 to tender $500,000 for the first well to be drilled. The production interest includes 40 acres around the new well and the Company will earn a 75% working interest before payout, and a 60% working interest after payout. All of the production facilities, salt water disposal systems, and 33 well bores are in place. The Company may drill additional wells for $400,000 per well within 60 days of completion of each previously drilled well completion. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report. These fields are not yet considered proven reserves because we do not have a current 2014 Reserve Report

The Flora Field in the Madison County of Mississippi was discovered in 1943 and has since then produced more than 7,650,000 barrels of oil from the Selma Rock Gas Formation in the Anderson Sand. Known for its very high permeability, the Anderson Sand has porosity ranging from 20% to 26%. Recent wells drilled by Jordan Exploration, Inc. in 1997 demonstrate that there is still oil to be recovered in the Anderson Sand as well as significant potential in the Chalk formation.

Fayette Field, Jefferson County, Mississippi

On January 21, 2015, the Company entered into a Farmout Agreement with Durban Energy, Inc., located in Jackson, Mississippi. The Company has until July 10, 2015 to commence drilling a new well on the farmout acreage. The Company will receive 100% of the net revenue until payout of all costs, at which time the Company will assign a 25% working interest to Durban and partners. There is a 30% royalty burden on the leases, which means that before payout the Company will have 70% of net revenue and after payout the Company will have 52.5% of net revenue and Durban will have 17.5% of net revenue. Each well will be treated separately for payout calculation. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report. These fields are not yet considered proven reserves because we do not have a current 2014 Reserve Report

The Fayette Field is located in Jefferson County, Mississippi, 6 miles northwest of the town of Fayette and 21 miles northeast of the city of Natchez. Humble Oil Company made the discovery in August of 1945 with the completion of the No. 1 M. R. Smith. This well was completed in the Lower Tuscaloosa Massive sand, and tested 229 BOPD of 40-degree gravity oil with 2,000 pounds of flowing tubing pressure. The well produced a total of 630,288 BO and 2.3 BCF of gas. The Massive sand is fine grained, ashy and micaceous. Permeability in this sand is as much as 460 millidarcies and porosity averages 28%. The Fayette structure is a simple anticline and covers about 2,500 acres.

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

Employees

As of December 31, 2014, we had 2 employees and 4 part-time contractors, although we intend to hire additional personnel to pursue our new business as an oil and gas exploration and development company. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A RISK FACTORS

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our current corporate offices located at 2003 My Anns Hill, San Antonio, Texas 78258.

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1) Market Information

The Company’s Common Stock is listed on the Pink Sheets quotation system (“Pink Sheets”) under the symbol “STSC.” The Company’s stock has been publicly traded since March, 2007. The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s Common Stock during the calendar year ended December 31, 2014:

	High	Low
Fourth Quarter 2014	$0.35	$0.15
Third Quarter 2014	$0.50	$0.29
Second Quarter 2014	$0.58	$0.42
First Quarter 2014	$0.68	$0.40

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s common stock during the calendar year ended December 31, 2013:

	High	Low
Fourth Quarter 2013	$0.68	$0.20
Third Quarter 2013	$2.00	$0.10
Second Quarter 2013	$0.55	$0.09
First Quarter 2013	$0.30	$0.25

(2) Holders.

As of December 31, 2014, the Company had approximately 297 holders of record of its common stock.

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

(4) Securities Authorized for Issuance Under Equity Compensation Plans.

None

(b) Recent Sales of Unregistered Securities.

On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 (“Note”) to a lender. The Note matures on February 25, 2016 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at 60% of the lowest trading price for the fifteen prior days trading, including the date of conversion.

On February 11, 2015, the Company issued 5,000,000 shares of its common stock to a consultant of the Company for services rendered.

On February 10, 2015, the Company issued a promissory note in the original principal amount of $33,000 (“Note”) to a lender. The Note matures on November 12, 2015 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On July 28, 2014, pursuant to the Company’s 2012 Equity Incentive Plan, the Company issued an aggregate of 15,000,000 shares of common stock of the Company to an employee and a director of the Company for services rendered.

On April 7, 2014, the Company issued an aggregate of 500,000 shares of common stock of the Company to two consultants for services rendered.

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

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil & gas exploration and development. Pursuant to the terms of the agreement, the former owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets. As of December 31, 2014, the conditions of the agreement had not been met. Furthermore, as of the date of this annual report the conditions of the agreement have not been met.

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

On February 29, 2012, in exchange for $100,000, the Company issued 200,000 shares of restricted common stock and a promissory note in the original principal amount of $100,000 (“Note”) to an investor. The Note matured on August 27, 2012 and carries a fixed interest payment at maturity of $25,000. The note is in default.

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of the Company’s financial condition and results of operations in conjunction with the audited financial statements and related notes included in this registration statement. This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. Actual results could differ materially from those projected in the forward looking statements. You should carefully consider the information set forth above under Item 1 of this Part I under the caption “Risk Factors” in addition to the other information set forth in this registration statement. We caution you that the Company’s business and financial performance is subject to substantial risks and uncertainties.

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

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests (collectively, the “Working Interests”) in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars. The Company failed to provide the appropriate consideration for these Working Interests so this initial agreement is null and void. On January 13, 2015, the Company purchased an option to acquire 1,500 acres of leases northwest of the town of Palacios, Matagorda County, Texas (the "Airport Lease"). The Company had until February 5, 2015 to tender $150,000 for the Airport Lease from the city of Palacios. The Company is required to pay gross revenue royalties of 18.75% to the city of Palacios and 1.25% royalty to XXI Oil & Gas, LLC upon production in accordance with the Airport Lease. Upon tendering $150,000 for the Airport Lease, the Company will have three (3) years to get the Airport Lease into production. The deadline for this Airport Lease option to purchase has passed without payment. The Company is working with the city of Palacios for an extension to be able to perform on the $150,000 obligation.

On January 2, 2015, the Company entered into a Farmout Agreement with BPS Operating Services LLC, located in Jackson, Mississippi. The Company has until April 1, 2015 to tender $500,000 for the first well to be drilled. The production interest includes 40 acres around the new well and the Company will earn a 75% working interest before payout, and a 60% working interest after payout. All of the production facilities, salt water disposal systems, and 33 well bores are in place. The Company may drill additional wells for $400,000 per well within 60 days of completion of each previously drilled well completion. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report.

On January 21, 2015, the Company entered into a Farmout Agreement with Durban Energy, Inc., located in Jackson, Mississippi. The Company has until July 10, 2015 to commence drilling a new well on the farmout acreage. The Company will receive 100% of the net revenue until payout of all costs, at which time the Company will assign a 25% working interest to Durban and partners. There is a 30% royalty burden on the leases, which means that before payout the Company will have 70% of net revenue and after payout the Company will have 52.5% of net revenue and Durban will have 17.5% of net revenue. Each well will be treated separately for payout calculation. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2014 and 2013.

Revenues. The Company generated net revenues of $-0- for both the years ended December 31, 2014 and 2013. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Cost of Sales. Cost of sales for both the years ended December 31, 2014 and 2013 was $-0-. This is a result of zero sales and the change in our business model as discussed above.

Salaries and Consulting Expenses. For the years ended December 31, 2014 and 2013, salaries and consulting expenses consisted of salaries and benefits and outside consulting expenses. Salaries and consulting expenses for the year ended December 31, 2014 were $6,531,667 compared to $1,365,188 during the year ended December 31, 2013. The increase is mainly the result of the issuance of stock during 2014 to directors and consultants to assist us in securing oil and gas interests for potential investment. The stock was valued at the market price on the date of issuance which totaled $6,515,000. We expect that salaries and consulting expenses will increase commensurate with the expansion of the Company’s business as an oil and gas exploration, development, and production firm.

Professional Fees. Professional fees for the year ended December 31, 2014 were $200,953, compared to $201,478 during the year ended December 31, 2013. The change of our business to an oil and gas exploration, development, and production company will result in an increase in professional fees.

Other Selling, General and Administrative Expenses. For the years ended December 31, 2014 and 2013, selling, general and administrative expenses were comprised of advertising; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2014 were $379 compared to $8,107 during the year ended December 31, 2013. We expect that selling, general, and administrative expenses will continue to increase in the future in connection with the expansion of the Company’s business.

Other Income (Expense). We incurred net other expenses of $73,431 for the year ended December 31, 2014 compared to net other expense of $73,553 during the year ended December 31, 2013. Other expenses incurred during 2014 and 2013 were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of

December 31, 2014, our primary source of liquidity consisted of $452 in cash and cash equivalents. We expect to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas interests.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Start Scientific, Inc.

San Antonio, TX

We have audited the accompanying balance sheets of Start Scientific, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Start Scientific, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 25, 2015

START SCIENTIFIC, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash and cash equivalents	$452	$8,799

Total Current Assets	452	8,799

TOTAL ASSETS	$452	$8,799

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$12,120	$10,940
Accrued expenses	652,986	626,656
Accounts payable and accrued liabilites - related parties	604,829	382,600
Notes payable	547,860	547,860
Notes payable - related parties	131,830	98,486

Total Current Liabilities	1,949,625	1,666,542

TOTAL LIABILITIES	1,949,625	1,666,542

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
125,665,000 and 109,165,000 shares issued and outstanding, respectively	12,567	10,917
Additional paid-in-capital	12,619,897	6,106,547
Deficit accumulated during exploration stage	(14,003,727)	(7,197,297)
Accumulated deficit	(577,910)	(577,910)

Total Stockholders' Deficit	(1,949,173)	(1,657,743)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$452	$8,799

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(An Exploration Stage Company)
Statements of Operations

			From Exploration
			Stage (April 2,
	For the Years Ended		2012) through
	December 31,		December 31,
	2014	2013	2014
			(Restated - Note 12)

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	6,531,667	1,365,188	12,937,594
Professional fees	200,953	201,478	564,285
Development costs	—	—	205,000
Other selling, general and administrative	379	8,107	43,248

Total Operating Expenses	6,732,999	1,574,773	13,750,127

LOSS FROM OPERATIONS	(6,732,999)	(1,574,773)	(13,750,127)

OTHER INCOME (EXPENSES)

Interest expense	(73,431)	(73,553)	(253,600)

Total Other Income (Expenses)	(73,431)	(73,553)	(253,600)

LOSS BEFORE INCOME TAXES	(6,806,430)	(1,648,326)	(14,003,727)

INCOME TAX EXPENSE	—	—	—

NET LOSS	$(6,806,430)	$(1,648,326)	$(14,003,727)

BASIC AND DILUTED:
Net loss per common share	$(0.06)	$(0.02)

Weighted average shares outstanding	117,004,726	109,165,000

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(An Exploration Stage Company)
Statements of Stockholders' Deficit
For the Period April 2, 2012 through December 31, 2014

						Deficit
						Accumulated		Total
	Preferred Stock		Common Stock		Additional	During Exploration	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Deficit	Deficit

Balance, April 2, 2012 (commencement of development stage)	100	$—	500,000	$50	$24,950	$—	$(510,773)	$(485,773)

Common stock issued for cash	—	—	1,200,000	120	299,880	—	—	300,000

Common stock issued for note payable	—	—	200,000	20	49,980	—	—	50,000

Common stock issued for services	—	—	7,265,000	727	2,985,023	—	—	2,985,750

Common stock issued for assets	—	—	100,000,000	10,000	(10,000)	—	—	—

Stock options issued	—	—	—	—	1,702,676	—	—	1,702,676

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(5,548,971)	(67,137)	(5,616,108)

Balance, December 31, 2012 (Restated - Note 12)	100	—	109,165,000	10,917	5,052,509	(5,548,971)	(577,910)	(1,063,455)

Stock options issued	—	—	—	—	1,054,038	—	—	1,054,038

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(1,648,326)	—	(1,648,326)

Balance, December 31, 2013	100	—	109,165,000	10,917	6,106,547	(7,197,297)	(577,910)	(1,657,743)

Common stock issued for services	—	—	16,500,000	1,650	6,513,350	—	—	6,515,000

Net loss for the year ended
December 31, 2014	—	—	—	—	—	(6,806,430)	—	(6,806,430)

Balance, December 31, 2014	100	$—	125,665,000	$12,567	$12,619,897	$(14,003,727)	$(577,910)	$(1,949,173)

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			From Exploration
			Stage (April 2,
	For the Years Ended		2012) through
	December 31,		December 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,806,430)	$(1,648,326)	$(14,003,727)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	6,515,000	1,054,038	12,257,464
Expenses paid by related party	6,090	—	6,090
Debt issue costs	—	—	57,540
Amortization of debt discount	—	—	4,960
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,800
Prepaid expenses	—	—	50,000
Accounts payable and accrued liabilities - related parties	222,229	236,962	604,829
Accounts payable and accrued expenses	27,510	364,635	574,658

Net Cash Provided (Used) by Operating Activities	(35,601)	7,309	(446,386)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	—	—	400,000
Proceeds from notes payable - related parties	27,804	1,400	41,217
Payments on notes payable - related parties	(550)	—	(2,550)

Net Cash Provided by Financing Activities	27,254	1,400	438,667

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$(8,347)	$8,709	$(7,719)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,799	90	8,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$452	$8,799	$452

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$2,421	$2,390	$220,118
Income taxes	$—	$—	$—

Non-cash financing activity:
Common stock issued for services	$6,515,000	$1,054,038	$12,257,464

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

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

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of December 31, 2014 and 2013.

	December 31,
	2014	2013
Net loss (numerator)	$(6,806,430)	$(1,648,326)
Weighted average shares outstanding (denominator)	117,004,726	109,165,000
Basic and fully diluted net loss per share amount	$(0.06)	$(0.02)

e.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 15-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment. The Company had $-0- in accounts receivable at December 31, 2014 and 2013.

f.	Inventories

Inventories are stated at the lower of average cost or market value. When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value. The Company had $-0- in inventory at December 31, 2014 and 2013.

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

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues.

i.	Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2014 and 2013.

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

At December 31, 2014, the Company had net operating loss carryforwards of approximately $5,310,000 which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$2,070,000	$1,957,000
Valuation allowance	(2,070,000)	(1,957,000)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Federal tax benefit at 34%	$(2,314,000)	$(561,000)
Non-deductible stock-based compensation	2,541,000	411,000
State tax benefit	(340,000)	(82,000)
Change in Valuation allowance	113,000	232,000
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2014	2013
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012, and since inception.

k.	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2014 and 2013.

NOTE 3. WORKING INTEREST IN OIL LEASES

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars which had not been paid by the Company as of December 31, 2014. Subject to the Primary Terms of the Working Interest leases, the leases shall be for a term of five (5) years (“Primary Term”), and so long thereafter as oil or gas is produced in paying quantities from said land, or as long as continuous drilling or reworking operations are being conducted on said land. Since consideration has not been given, no significant rework has commenced and, accordingly, no working interest has been recorded.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 6. The individuals consist of an officer of the Company and a director of the Company. The Company received advances of $27,804 and $1,400, respectively; and made payments on these advances of $550 and $-0-, respectively, during the years ended December 31, 2014 and 2013.

Accounts payable and accrued liabilities – related parties consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Accounts payable	$416,757	$246,757
Accrued interest	72,732	45,003
Misc. loans and advances	115,340	90,840
Total	$604,829	$382,600

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 5. NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2014	December 31, 2013
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	40,760	40,760
Note payable to an individual, interest at 10% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Total Notes Payable	547,860	547,860
Less: Current Portion	(547,860)	(547,860)
Long-Term Notes Payable	$—	$—

Accrued interest at December 31, 2014 and 2013 was $95,546 and $52,267, respectively. These amounts are included in accrued expenses on the balance sheet.

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 6. NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2014	December 31, 2013
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$60,901	$60,901
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Notes payable to a company, due on demand, unsecured	33,628	284
Total Notes Payable – Related Parties	131,830	98,486
Less: Current Portion	(131,830)	(98,486)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at December 31, 2014 and 2013 was $72,732 and $45,003, respectively.

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

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

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

On May 16, 2012, the Company entered into an agreement to acquire all of the outstanding shares of Carpathian Energy SRL in exchange for 90,000,000 shares of restricted common stock of the Company. Carpathian is a Romanian limited liability company engaged in oil and gas exploration and development. Pursuant to the terms of the agreement, the current owners of Carpathian may rescind the Acquisition and reclaim the shares of Carpathian in the event that the Company does not invest at least $5 million toward development of Carpathian’s oil and gas assets within 60 days from the date of the agreement. In addition, since the acquisition is being acquired with shares issued to an entity under common control, the assets will be recorded at a nominal historical cost in accordance with ASC Topic 805-50-05-4. As of December 31, 2014 the Company has issued 90,000,000 shares to the current owners of Carpathian but the acquisition has not closed and the ownership of Carpathian has not yet been transferred to the Company. Thus the issued shares are considered to be a prepaid deposit with a zero value.

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

During the year ended December 31, 2014, the Company issued 16,500,000 shares of its common stock for consulting and legal services rendered to the Company. The stock was

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 7. EQUITY TRANSACTIONS (Continued)

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2013	10,500,000	$—
Granted	—	—
Exercised	—	—
Cancelled	10,500,000	0.65
Outstanding at December 31, 2013	—	$0.65
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2014	—	$—

On July 25, 2014, the board of directors cancelled all of the vested and unvested options that it had granted pursuant to the Company's 2012 Equity Incentive Plan.  10,500,000 options were granted on May 4, 2012 to certain directors, and cancelled on July 25, 2014.  Each grantee of active options consented to this cancellation.  As of the date of this report, the company has no outstanding options.  In addition, no options have ever been exercised by any option holder of the company. The cancellation also revoked any shares that would have vested in 2014 under the same plan. However, shares vested prior to cancellation remain expensed amounting to $-0- and $1,054,038 in 2014 and 2013, respectively.

NOTE 9. FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 9. FINANCIAL INSTRUMENTS (Continued)

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

NOTE 10. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2014 of $14,581,637 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans. The Company anticipates another net loss for the year ended December 31, 2015 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 11. SUBSEQUENT EVENTS

On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 (“Note”) to a lender. The Note matures on February 25, 2016 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at 60% of the lowest trading price for the fifteen prior days trading, including the date of conversion.

On February 11, 2015, the Company issued 5,000,000 shares of its common stock to a consultant of the Company for services rendered.

On February 10, 2015, the Company issued a promissory note in the original principal amount of $33,000 (“Note”) to a lender. The Note matures on November 12, 2015 and carries

START SCIENTIFIC, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 11. SUBSEQUENT EVENTS (Continued)

an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On March 6, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase”) in respect of a credit line and associated convertible debenture (“Debenture”) in the original principal amount up to $220,000. As of March 6, 2015, the Company recorded a $50,000 draw down and consideration in respect of the credit line. The Debenture matures on March 6, 2016 (the “Maturity Date”), and bears interest at the rate of 10% per annum. The Debenture, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to the lower of $.10 or 58% of the lowest trading price of the Company’s common stock during the 20 previous consecutive trading days. The Note Purchase and the Debenture contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events that would have a material impact on the financial statements.

NOTE 12. RESTATEMENT

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

As of December 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. Our board of directors has five members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Norris R. Harris. Mr. Harris, age 81, is the Chief Executive Officer and the Chairman of the Board. Mr. Harris is also a Founder of King Resources, Inc. Mr. Harris has been the Chairman and Chief Executive Officer of Royalite Petroleum Company, Inc. since March 31, 2008 and its President since February 2009. He has been owner and operator of May Petroleum, Inc. since January 1, 2007, Range Resources since January 1, 2006 and Gulfport Oil And Gas, Inc. since January 1, 2003. He served as the Chief Executive Officer and President of Gulfport Oil & Gas Inc. since January 1999. Mr. Harris has over 50 years of considerable experience in oil and gas exploration, founding and restructuring of oil and gas companies and in oil and gas drilling and operations. Mr. Harris has an extensive base of contacts in the oil and gas industry. He served as an independent oil and gas operator and Consultant for various independent oil and gas companies from 1993 to January 1999. Mr. Harris was the Founder of Centex Oil and Gas Inc., (Name changed to Cenergy) and served as its President. He was the Founder of Basin Exploration Corporation, a subsidiary of Basin Petroleum Corp., and served as its President. Mr. Harris has considerable international oil and gas exploration experience as a geophysicist with Mobil Oil Corporation, where he worked in Turkey, Austria, Holland, England (North Sea) and Nigeria. Mr. Harris served as an Officer or Director of Texas Arkansas Petroleum Company. Since 1988, he drilled wells for his own account in Alabama and Texas. He has been the Chairman of King Resources, Inc. and its holding company Gulfport Oil & Gas Inc. since January 28, 2008 and May 5, 1999 respectively. He has been a Director of Gulfport Oil & Gas Inc. since January 1999. Mr. Harris has been a member of the AAPG (American Association of Petroleum Geologists) since October 20, 1980 and is an Emeritus Member of the Society Exploration Geophysicists. On April 27, 2011 Mr. Harris was permanently barred from transacting business as a dealer, agent, investment advisor or investment advisor representative in the state of Alabama by the Alabama Securities Commission stemming from a finding that Mr. Harris sold an oil lease without proper licensing. On March 27, 2006 Mr. Harris entered into a consent order with the state of Tennessee Department of Commerce and Insurance to be permanently barred from seeking registration as a broker-dealer, agent of a broker-dealer, investment adviser, or investment advisor representative and agreed to pay $111,663 in restitution and rescind investments from Tennessee residents

S. Arne D. Greaves. Mr. Greaves, age 52, is the Former Chief Executive Officer and Former Chairman of the Board of Directors of the Company and currently serves as Board member. Since 1983, he has been working in the oil and gas industry. In May 2001, Mr. Greaves co-founded Carpathian Energy Companie Petroliera S.R.L., a Romanian oil and gas production company, and has actively been involved the acquisition of concessions and development plans for reentries and development of new wells. Since November 2007, he has been the President of Livingston Operating Company, LLC, a family-owned oil and gas production company, based in Jackson, Mississippi.

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

Compensation of Directors

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2014, the Board of Directors held no formal meetings during the fiscal year ended December 31, 2014. The remaining actions of the Board were approved by unanimous written consent.

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

For the 2014 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for the two fiscal years ended December 31, 2014 and 2013, of our executive officers. Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Norris R. Harris	2014	$—	$—	$—	$—
Chief Executive	2013	$—	$—	$—	$—
Officer (1)

S. Arne D. Greaves	2014	$—	$—	$—	$—
former Chief Executive	2012	$—	$—	$—	$—
Officer (1)

George Edwards	2014	$—	$—	$—	$—
former Chief Financial	2013	$—	$—	$—	$—
Officer (2)

John D. Thomas	2014	$—	$2,590,000	$—	$—
VP of Business	2013	$—	$—	$—	$—
Development (3)
Kenneth I. Denos	2014	$—	$2,800,000	$—	$—
Former director (4)	2013	$—	$—	$—	$—

(1) Appointed May 3, 2012.

(2) Appointed May 3, 2012.

(3) Appointed August 15, 2012.

(4) Appointed

Employment Agreements

Currently Norris R. Harris serves at the discretion of the Board of Directors, however, the Board of Directors intend to formalize Mr. Harris’ relationship with the Company through an employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock (par value $0.001 per share) as of March 4, 2015 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person serving as a director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of such date, we had 125,665,000 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (2)	Percent of Class(3)
Norris R. Harris(4)	100,000,000	79.58%
S. Arne D. Greaves(5)	0	*
Kenneth Denos(6)	8,012,657	6.38%
Ruben Flores(7)	0	*
Standard Energy Holdings, LLC(8)	100,000,000	79.58%
All officers and directors as a group (3 persons) (10)	100,000,000	79.58%

* Indicates ownership of less than 1%.

(1)   The address of each officer, director, and beneficial owner is c/o the Company, 2003 My Anns Hill, San Antonio, TX 78258.

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

(3)   The calculation of percentage of beneficial ownership is based upon: (i) 125,665,000 shares of common stock outstanding as of March 4, 2015, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)   Chief Executive Officer, Secretary, and Chairman of the Board of Directors. Includes 100,000,000 shares of Standard Energy Holdings LLC. Mr. Harris is the beneficial owner of Standard Energy Holdings LLC.

(5)   Former Chief Executive Officer and member of the Board of Directors.

(6)   Former Director and a controlling shareholder of the Company. Includes 8,012,657 shares held directly. Excludes 100 shares of Series A Preferred Stock held by Acadia Group, Inc., a corporation owned and controlled by Mr. Denos. The Series A Preferred Stock carries no dividend, distribution, or liquidation, or common stock conversion rights, but holds 10,000,000 votes per share, enabling Mr. Denos to unilaterally control the election of the Board of Directors. If the Series A Preferred Stock is taken into account in determining percentage of beneficial ownership, Mr. Denos would beneficially hold 89.55% of the voting shares of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 2, 2015, the Company entered into a Farmout Agreement with BPS Operating Services LLC, located in Jackson, Mississippi. The Company has until April 1, 2015 to tender $500,000 for the first well to be drilled. The production interest includes 40 acres around the new well and the Company will earn a 75% working interest before payout, and a 60% working interest after payout. All of the production facilities, salt water disposal systems, and 33 well bores are in place. The Company may drill additional wells for $400,000 per well within 60 days of completion of each previously drilled well completion. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report. Arne Greaves, a director of the Company is also a principal of BPS Operating Services LLC.

On January 21, 2015, the Company entered into a Farmout Agreement with Durban Energy, Inc., located in Jackson, Mississippi. The Company has until July 10, 2015 to commence drilling a new well on the farmout acreage. The Company will receive 100% of the net revenue until payout of all costs, at which time the Company will assign a 25% working interest to Durban and partners. There is a 30% royalty burden on the leases, which means that before payout the Company will have 70% of net revenue and after payout the Company will have 52.5% of net revenue and Durban will have 17.5% of net revenue. Each well will be treated separately for payout calculation. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report. Arne Greaves, a director of the Company is also a principal of Durban Energy, Inc.

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
Kenneth Denos ($25,000), a former member of the Board of Directors; and
Travis Pera ($23,750), son of Walter Pera, former Chairman of the Board of Directors.

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Morrill and PSH for the audits of the Company’s annual financial statements for the years ended December 31, 2014 and 2013, respectively, and all fees billed for other services rendered by PSH and Morrill during those periods.

Year Ended December 31	2014	2013

Audit Fees(1)	$15,800	$15,380
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$15,800	$15,380

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Norris R. Harris.
31.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for S. Norris R. Harris.

* filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	March 26, 2015	By:	/s/ Norris R. Harris
Norris R. Harris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Norris R. Harris	Chairman, Chief Executive Officer and principal financial officer	March 26, 2015

