Form 10-Q
period 2015-06-30
Start Scientific, Inc.
filed 2015-08-14
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 4, 2015, the Company had outstanding 131,665,000 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2015.

START SCIENTIFIC, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$47	$452

Total Current Assets	47	452

TOTAL ASSETS	$47	$452

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$16,162	$12,120
Accrued expenses	626,022	652,986
Accounts payable and accrued liabilites - related parties	665,493	604,829
Convertible debenture/notes payable (net of discount of $132,726 and $-0-, respectively)	61,274	—
Notes payable	547,860	547,860
Notes payable - related parties	99,530	131,830
Derivative liability	242,854	—

Total Current Liabilities	2,259,195	1,949,625

TOTAL LIABILITIES	2,259,195	1,949,625

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
131,665,000 and 125,665,000 shares issued and outstanding, respectively	13,167	12,567
Additional paid-in-capital	13,669,297	12,619,897
Accumulated deficit	(15,941,612)	(14,581,637)

Total Stockholders' Deficit	(2,259,148)	(1,949,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47	$452

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	15,000	4,167	1,065,000	981,667
Professional fees	55,658	55,797	132,215	103,385
Other selling, general and administrative	10,138	79	10,962	149

Total Operating Expenses	80,796	60,043	1,208,177	1,085,201

LOSS FROM OPERATIONS	(80,796)	(60,043)	(1,208,177)	(1,085,201)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	103,656	—	59,200	—
Interest expense - related parties	(7,749)	(7,749)	(15,483)	(15,483)
Interest expense (including amortization of debt discount of $46,747, $-0-, $61,274 and $-0-, respectively)	(84,414)	(10,587)	(195,515)	(21,094)

Total Other Income (Expenses)	11,493	(18,336)	(151,798)	(36,577)

LOSS BEFORE INCOME TAXES	(69,303)	(78,379)	(1,359,975)	(1,121,778)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(69,303)	$(78,379)	$(1,359,975)	$(1,121,778)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	131,665,000	110,665,000	130,234,061	110,272,735

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,359,975)	$(1,121,778)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	1,050,000	965,000
Expenses paid by related party	—	2,694
Non-cash interest expenses	108,054	—
Change in fair value of derivative liability	(59,200)	—
Amortization of debt discounts	61,274	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	60,664	128,349
Accounts payable and accrued expenses	(22,922)	15,236

Net Cash Used by Operating Activities	(162,105)	(10,499)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debentures	194,000	—
Proceeds from notes payable - related parties	—	1,700
Payments on notes payable - related parties	(32,300)	—

Net Cash Provided by Financing Activities	161,700	1,700

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(405)	$(8,799)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452	8,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$1,047	$1,258
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for services	$1,050,000	$965,000

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2014, the Company has incurred operating losses of $14,581,637 from inception of the Company through December 31, 2014. The Company’s accumulated deficit at June 30, 2015 was $15,941,612 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 - STOCK BASED COMPENSATION

During the six months ended June 30, 2015, the Company issued a total of 6,000,000 shares of common stock for consulting services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $1,050,000. This amount is included in salaries and consulting expenses on the statement of operations.

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, the Company made payments on notes payable to related parties in the amount of $32,300. Also, accounts payable and accrued liabilities to related parties increased by $60,664.

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

On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matures on April 29, 2016 and carries an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 45% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date.

NOTE 6 - DERIVATIVE LIABILITY

Due to the convertible notes described in Note 5 above, it was determined at June 30, 2015 that there was a derivative liability associated with these notes. The amount of the derivative liability at June 30, 2015 was $242,854, which is reported on the balance sheet. The Company also recorded a gain on the change in the fair value of the derivative liability of $103,656 and $59,200, respectively, on the statement of operations for the three and six months ended June 30, 2015.

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2015

(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of June 30, 2015 through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2015 and 2014.

Revenues. The Company generated net revenues of $-0- for the three and six month periods ended June 30, 2015 and 2014. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three months ended June 30, 2015 were $15,000 compared to $4,167 during the three months ended June 30, 2014. Salaries and consulting expenses for the six months ended June 30, 2015 were $1,065,000 compared to $981,667 during the six months ended June 30, 2014. For the six months ended June 30, 2015, stock valued at $1,050,000 was issued for consulting services compared to stock valued at $965,000 during the six months ended June 30, 2014. The stock was valued at the market price on the date of issuance. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended June 30, 2015 were $55,658 compared to $55,797 during the three months ended June 30, 2014. Professional fees for the six months ended June 30, 2015 were $132,215 compared to $103,385 during the six months ended June 30, 2014. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2015 were $10,138 compared to $79 during the three months ended June 30, 2014. Selling, general and administrative expenses for the six months ended June 30, 2015 were $10,962 compared to $149 during the six months ended June 30, 2014. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three months ended June 30, 2015 resulted in net other income of $11,493 compared to net other expense of $18,336 during the three months ended June 30, 2014. Other income and expenses for the six months ended June 30, 2015 resulted in net other expense of $151,798 compared to net other expense of $36,577 during the six months ended June 30, 2014. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company in the amount of $210,998 which includes the amortization of debt discount of $61,274 during the six months ended June 30, 2015. Also included in this category is the gain on the change in fair value of derivative liability in the amount of $59,200 during the six months ended June 30, 2015. We do not anticipate any major changes in other income and expenses in the near future.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of June 30, 2015, our primary source of liquidity consisted of $47 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended June 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

START SCIENTIFIC, INC.

Date: August 13, 2015	BY: /s/ Norris R. Harris
Norris R. Harris
Chief Executive Officer

