Form 10-Q
period 2015-09-30
Start Scientific, Inc.
filed 2015-11-13
CIK 1368761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 5, 2015, the Company had outstanding 138,896,453 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2015.

START SCIENTIFIC, INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$5	$452

Total Current Assets	5	452

TOTAL ASSETS	$5	$452

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$22,103	$12,120
Accrued expenses	641,747	652,986
Accounts payable and accrued liabilities - related parties	717,433	604,829
Convertible debenture/notes payable (net of discount of $73,301 and $-0-, respectively)	92,699	—
Notes payable	547,860	547,860
Notes payable - related parties	99,830	131,830
Derivative liability	244,921	—

Total Current Liabilities	2,366,593	1,949,625

TOTAL LIABILITIES	2,366,593	1,949,625

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
138,896,453 and 125,665,000 shares issued and outstanding, respectively	13,890	12,567
Additional paid-in-capital	13,776,732	12,619,897
Accumulated deficit	(16,157,210)	(14,581,637)

Total Stockholders' Deficit	(2,366,588)	(1,949,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5	$452

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	—	5,550,000	1,065,000	6,531,667
Professional fees	50,919	45,927	183,134	149,312
Other selling, general and administrative	275	210	11,237	359

Total Operating Expenses	51,194	5,596,137	1,259,371	6,681,338

LOSS FROM OPERATIONS	(51,194)	(5,596,137)	(1,259,371)	(6,681,338)

OTHER INCOME (EXPENSES)

Loss on change in fair value of derivative liability	(85,951)	—	(26,751)	—
Gain on conversion of debt	3,844	—	3,844	—
Interest expense - related parties	(6,940)	(6,940)	(20,790)	(20,790)
Interest expense (including amortization of debt discount of $59,425, $-0-, $120,699 and $-0-, respectively)	(75,357)	(11,488)	(272,505)	(34,215)

Total Other Income (Expenses)	(164,404)	(18,428)	(316,202)	(55,005)

LOSS BEFORE INCOME TAXES	(215,598)	(5,614,565)	(1,575,573)	(6,736,343)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(215,598)	$(5,614,565)	$(1,575,573)	$(6,736,343)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.05)	$(0.01)	$(0.06)

Weighted average shares outstanding	133,200,636	114,346,319	131,233,786	114,086,245

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,575,573)	$(6,736,343)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	1,050,000	6,515,000
Expenses paid by related party	—	4,694
Non-cash interest expenses	108,054	—
Change in fair value of derivative liability	26,751	—
Amortization of debt discounts	120,699	—
Gain on conversion of debt	(3,844)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	112,604	180,290
Accounts payable and accrued expenses	(1,138)	25,608

Net Cash Used by Operating Activities	(162,447)	(10,751)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debentures	194,000	—
Proceeds from notes payable - related parties	300	2,529
Payments on notes payable - related parties	(32,300)	(550)

Net Cash Provided by Financing Activities	162,000	1,979

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(447)	$(8,772)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452	8,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$27

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$1,943	$1,840
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for services	$1,050,000	$6,515,000
Initial derivative liability on convertible note payable	$302,054	$—

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Use of Estimates

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

Basic and Fully Diluted Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. ASC 260, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of September 30, 2015 and 2014.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2014, the Company has incurred operating losses of $14,581,637 from inception of the Company through December 31, 2014. The Company’s accumulated deficit at September 30, 2015 was $16,157,210 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 - STOCK BASED COMPENSATION

During the nine months ended September 30, 2015, the Company issued a total of 6,000,000 shares of common stock for consulting services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $1,050,000. This amount is included in salaries and consulting expenses on the statement of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015, the Company received proceeds from notes payable to related parties in the amount of $300 and made payments on notes payable to related parties in the amount of $32,300. During the nine months ended September 30, 2014, the Company received proceeds from notes payable to related parties in the amount of $2,529 and made payments on notes payable to related parties in the amount of $550. Also, accounts payable and accrued liabilities to related parties increased by $112,604.

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2015

(Unaudited)

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

NOTE 6 - DERIVATIVE LIABILITY

Due to the convertible notes described in Note 5 above, it was determined at September 30, 2015 that there was a derivative liability associated with these notes. The amount of the derivative liability at September 30, 2015 was $244,921, which is reported on the balance sheet. The Company also recorded a loss on the change in the fair value of the derivative liability of $85,951 and $26,751, respectively, on the statement of operations for the three and nine months ended September 30, 2015.

NOTE 7 - COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2015, the Company converted $28,000 of the convertible promissory notes described in Note 5 into 7,231,453 shares of common stock.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company converted $44,211 of the convertible promissory notes described in Note 5 into 62,042,070 shares of common stock.

The Company has evaluated subsequent events for the period of September 30, 2015 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2015 and 2014.

Revenues. The Company generated net revenues of $-0- for the three and nine month periods ended September 30, 2015 and 2014. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three months ended September 30, 2015 were $-0- compared to $5,550,000 during the three months ended September 30, 2014. Salaries and consulting expenses for the nine months ended September 30, 2015 were $1,065,000 compared to $6,531,667 during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, stock valued at $1,050,000 was issued for consulting services compared to stock valued at $6,515,000 during the nine months ended September 30, 2014. The stock was valued at the market price on the date of issuance. We anticipate salaries expenses to increase in the future as our activity increases.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended September 30, 2015 were $50,919 compared to $45,927 during the three months ended September 30, 2014. Professional fees for the nine months ended September 30, 2015 were $183,134 compared to $149,312 during the nine months ended September 30, 2014. We anticipate that professional fees will increase in the future as we more fully develop our oil and gas business.

Other Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2015 were $275 compared to $210 during the three months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended September 30, 2015 were $11,237 compared to $359 during the nine months ended September 30, 2014. We expect selling, general and administrative expenses to increase in the future.

Other Income (Expense). Other income and expenses for the three months ended September 30, 2015 resulted in net other expenses of $164,404 compared to net other expense of $18,428 during the three months ended September 30, 2014. Other income and expenses for the nine months ended September 30, 2015 resulted in net other expense of $316,202 compared to net other expense of $55,005 during the nine months ended September 30, 2014. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company in the amount of $82,297 which includes the amortization of debt discount of $120,699 during the nine months ended September 30, 2015. Also included in this category is the loss on the change in fair value of derivative liability in the amount of $26,751 during the nine months ended September 30, 2015. The Company also recorded a gain on the conversion of debt in the amount of $3,844 during the nine months ended September 30, 2015. We do not anticipate any major changes in other income and expenses in the near future.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of September 30, 2015, our primary source of liquidity consisted of $5 in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 27, 2015, the Company converted a portion of a certain convertible promissory note originally issued by the Company on February 26, 2015 into 519,945 shares of common stock.

On September 10, 2015, the Company converted a portion of a certain convertible promissory note originally issued by the Company on February 19, 2015 into 4,054,054 shares of common stock.

On September 14, 2015, the Company converted a portion of a certain convertible promissory note originally issued by the Company on March 11, 2015 into 2,657,454 shares of common stock.

With respect to the securities issuances described above, No solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, Jim Frazier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, Jim Frazier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, Jim Frazier, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, Jim Frazier, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB 12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: November 13, 2015	BY: /s/ Jim Frazier
Jim Frazier
Chief Executive Officer

