Form 10-K
period 2015-12-31
Start Scientific, Inc.
filed 2018-02-16
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-52227

START SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4910418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

521 Wilshire Blvd., Suite 101
Oklahoma City, OK	73116
(Address of Principal Executive Offices)	(Zip Code)

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

☐Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the Pink Sheets quotation system on June 30, 2015, was approximately $474,975.00. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

As of February 16, 2018, the Company had 512,099,353 outstanding shares of common stock, par value $0.0001 per share.

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

Corporate Organization

The Company was formed in the State of Utah under the name of “Secure Networks, Inc.” on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 under the name “Secure Netwerks, Inc.” At the time of its formation, the Company was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. On March 1, 2007, the shares of the Company were spun-off to the shareholders of SportsNuts, Inc. On November 11, 2011, the Company changed its name to Start Scientific, Inc. As of February 16, 2018, we had 304 shareholders of record.

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

The Selma Chalk Formation.The Texas Oil Company discovered oil in the Selma Chalk formation in March of 1963 with the completion of the Eliza Thomas No. 1. This well is located in the SE quarter of Section 29 of T12N-R3E, Yazoo County. The Chalk is a light gray carbonate rock, which is approximately 900 feet thick in the Pickens area. The Chalk is more sandy and permeable in the northwest portion of the field and less permeable in the southeast portion of the field. Up until 1963 the oil produced at the Pickens Field came from the Eutaw. Over the years as Eutaw wells were being drilled, it became common knowledge in the local oil industry as well as drilling contractors that a loss of circulation would sometimes occur when drilling through the Chalk. Also, oil would occasionally appear on the mud pits as drilling mud was circulated back to the surface after drilling through the Chalk section.

The Eliza Thomas No. 1 was north of the Pickens Field on a separate fault. The Thomas well was originally drilled to 5,415 feet, and then completed in the Selma Chalk in the interval from 4434 to 4454. After acidizing, the well flowed 309 BOPD and no water, with 175 pounds of flowing tubing pressure. The Chalk oil was 37 gravity, similar to the Eutaw. Sidewall cores taken in the Chalk had a slight oil show, which probably led Texaco to complete in the interval.

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

The No. 2 Board of Supervisors was drilled by Clement & Stover and is located in Section 16 of T12N-2E of Yazoo County. This well was completed in the Chalk open-hole and no log was run. The initial test was 64 BO and 8 BW per day, and produced 287,482 BO cumulatively. This well steadily produced an average of 4472 barrels of oil per month (149 per day) for the first four years before it began to decline. The Clement-Stover/Stewart Bridgforth No. 2 flowed 168 BO and 48 BW per day on the initial test, and produced a total of 213,500 BO. The McGowan/H. R. Varnado No. 1 tested 156 BO per day, and produced a total of 440,000 BO cumulatively. The Clement-Stover/Livingston No. 1 tested 112 BO and 128 BW per day, and produced a total of 110,000 BO.

In March of 1996, G&S Oil Company re-entered the Palmer Petroleum/Bridgforth No. 1, and completed in the Selma Chalk from 4180 to 4230. The well flowed 380 BOPD with no water and 225 pounds of tubing pressure. Cumulative oil production is 49,496 barrels. A fault cut the Chalk in the top 150 feet of the section. The pay section shows no SP response and resistivity of 7 ohms. This well did not flow oil until it was acidized with Hydrochloric acid. After reviewing various Selma Chalk completions in the Pickens Field, it seems that the wells that cut a fault in the top 100 feet of the Chalk section performed better than the ones that did not. Acidizing (HCL) after perforating is also important for a successful completion.

We believe that there is potential remaining in the Selma Chalk at the Pickens Field. New locations should be drilled directly on the down-thrown side of the main faults allowing a fault cut in the top 100 feet of the Chalk section. In the Northwest portion of the Pickens Field, the chalk is more permeable and should have a higher than average recovery of oil.

These fields are not yet considered proven reserves because we do not have a current Reserve Report.

Flora Field, Madison County, Mississippi

On January 2, 2015, the Company entered into a Farmout Agreement with BPS Operating Services LLC, located in Jackson, Mississippi. The Company has until April 1, 2015 to tender $500,000 for the first well to be drilled. The production interest includes 40 acres around the new well and the Company will earn a 75% working interest before payout, and a 60% working interest after payout. All of the production facilities, salt water disposal systems, and 33 well bores are in place. The Company may drill additional wells for $400,000 per well within 60 days of completion of each previously drilled well completion. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report. These fields are not yet considered proven reserves because we do not have a current Reserve Report

The Flora Field in the Madison County of Mississippi was discovered in 1943 and has since then produced more than 7,650,000 barrels of oil from the Selma Rock Gas Formation in the Anderson Sand. Known for its very high permeability, the Anderson Sand has porosity ranging from 20% to 26%. Recent wells drilled by Jordan Exploration, Inc. in 1997 demonstrate that there is still oil to be recovered in the Anderson Sand as well as significant potential in the Chalk formation.

Fayette Field, Jefferson County, Mississippi

On January 21, 2015, the Company entered into a Farmout Agreement with Durban Energy, Inc., located in Jackson, Mississippi. The Company has until July 10, 2015 to commence drilling a new well on the farmout acreage. The Company will receive 100% of the net revenue until payout of all costs, at which time the Company will assign a 25% working interest to Durban and partners. There is a 30% royalty burden on the leases, which means that before payout the Company will have 70% of net revenue and after payout the Company will have 52.5% of net revenue and Durban will have 17.5% of net revenue. Each well will be treated separately for payout calculation. No payments towards this Farmout Agreement have been made by yet by the Company as of the date of this annual report. These fields are not yet considered proven reserves because we do not have a current Reserve Report

The Fayette Field is located in Jefferson County, Mississippi, 6 miles northwest of the town of Fayette and 21 miles northeast of the city of Natchez. Humble Oil Company made the discovery in August of 1945 with the completion of the No. 1 M. R. Smith. This well was completed in the Lower Tuscaloosa Massive sand, and tested 229 BOPD of 40-degree gravity oil with 2,000 pounds of flowing tubing pressure. The well produced a total of 630,288 BO and 2.3 BCF of gas. The Massive sand is fine grained, ashy and micaceous. Permeability in this sand is as much as 460 millidarcies and porosity averages 28%. The Fayette structure is a simple anticline and covers about 2,500 acres.

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

Employees

As of December 31, 2015, we had 4 part-time contractors, to pursue our new business as an oil and gas exploration and development company. There exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A RISK FACTORS

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our current corporate offices located at 521 Wilshire Blvd., Suite 101, Oklahoma City, OK 73116.

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the Pink Sheets quotation system (“Pink Sheets”) under the symbol “STSC.” The Company’s stock has been publicly traded since March, 2007. The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s Common Stock during the calendar year ended December 31, 2015:

	High	Low
Fourth Quarter 2015	$ 0.0055	$ 0.0004
Third Quarter 2015	$ 0.045	$ 0.0048
Second Quarter 2015	$ 0.09	$ 0.015
First Quarter 2015	$ 0.30	$ 0.05

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s common stock during the calendar year ended December 31, 2014:

	High	Low
Fourth Quarter 2014	$ 0.35	$ 0.15
Third Quarter 2014	$ 0.50	$ 0.29
Second Quarter 2014	$ 0.58	$ 0.42
First Quarter 2014	$ 0.68	$ 0.40

(2) Holders.

As of December 31, 2015, the Company had approximately 304 holders of record of its common stock.

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

(4) Securities Authorized for Issuance Under Equity Compensation Plans.

None

(b)  Recent Sales of Unregistered Securities.

On March 23, 2016, the Company converted into 23,920,000 shares of common stock, $239 of a note, originally issued by the Company on April 29, 2015.

On February 4, 2016, the Company converted into 21,000,000 shares of common stock, $1,050 of a note, originally issued by the Company on January 1, 2005.

On February 4, 2016, the Company converted into 42,452,830 shares of common stock, $2,250 of a note, originally issued by the Company on March 6, 2015.

On January 29, 2016, the Company converted into 20,041,333 shares of common stock, $1,202 of a note, originally issued by the Company on February 25, 2015.

On January 25, 2016, the Company converted into 19,000,000 shares of common stock, $950 of a note, originally issued by the Company on January 1, 2005.

On January 20, 2016, the Company converted into 34,591,195 shares of common stock, $5,500 of a note, originally issued by the Company on March 6, 2015.

On January 12, 2016, the Company converted into 12,000,000 shares of common stock, $600 of a note, originally issued by the Company on January 1, 2005.

On January 11, 2016, the Company converted into 15,305,777 shares of common stock, $2,755 of a note, originally issued by the Company on February 25, 2015.

On December 30, 2015, the Company converted into 14,564,041 shares of common stock, $3,275 of a note and $220 of interest, originally issued by the Company on February 25, 2015.

On December 14, 2015, the Company converted into 14,627,000 shares of common stock, $3,300 of a note and $210 of interest, originally issued by the Company on February 25, 2015.

On November 20, 2015, the Company converted into 6,792,166 shares of common stock, $3,080 of a note and $180 of interest, originally issued by the Company on February 25, 2015.

On November 16, 2015, the Company converted into 6,874,687 shares of common stock, $3,120 of a note and $180 of interest, originally issued by the Company on February 25, 2015.

On November 4, 2015, the Company converted into 13,122,579 shares of common stock, $5,774 of a note, originally issued by the Company on April 29, 2015.

On October 30, 2015, the Company converted into 18,300,000 shares of common stock, $9,699 of a note, originally issued by the Company on March 6, 2015.

On October 27, 2015, the Company converted into 22,075,472 shares of common stock, $11,700 of a note, originally issued by the Company on March 6, 2015.

On October 26, 2015, the Company converted into 6,493,750 shares of common stock, $3,700 of a note and $196 of interest, originally issued by the Company on February 25, 2015.

On October 22, 2015, the Company converted into 19,622,642 shares of common stock, $10,400 of a note, originally issued by the Company on March 6, 2015.

On October 21, 2015, the Company converted into 4,418,182 shares of common stock, $3,540 of a note and $1,320 of interest, originally issued by the Company on February 10, 2015.

On October 19, 2015, the Company converted into 6,484,300 shares of common stock, $3,700 of a note and $191 of interest, originally issued by the Company on February 25, 2015.

On October 19, 2015, the Company converted into 13,145,455 shares of common stock, $14,460 of a note, originally issued by the Company on February 10, 2015.

On October 16, 2015, the Company converted into 16,037,736 shares of common stock, $8,500 of a note, originally issued by the Company on March 6, 2015.

On October 13, 2015, the Company converted into 2,333,755 shares of common stock, $2,000 of a note and$100 of interest, originally issued by the Company on February 25, 2015.

On October 1, 2015, the Company issued to a former officer and director of the Company, 20,000,000 restricted shares of common stock. The shares were issued pursuant to the conversion of $40,000 in outstanding debt held on the books and records of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the Agreement was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On September 14, 2015, the Company converted into 2,657,454 shares of common stock, $10,000 portion of a note, originally issued by the Company on March 6, 2015.

On September 10, 2015, the Company converted into 4,054,054 shares of common stock, $15,000 of a note, originally issued by the Company on February 10, 2015.

On August 27, 2015, the Company converted into 519,945 shares of common stock, $3,000 portion of a note and $120 of interest, originally issued by the Company on February 25, 2015.

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, Mr. Harris now holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

On April 1, 2015, the Company issued 1,000,000 shares of common stock of the Company to a consultant for services rendered.

On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 (“Note”) to a lender. The Note matures on April 29, 2016 and carries an interest rate of 10% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at (i) the Closing sale price of the Common Stock on the trading day immediately preceding the Closing Date; or (ii) 55% of the lowest sale price for the fifteen prior days trading of the conversion date.

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

On February 3, 2015, the Company issued 5,000,000 shares of its common stock to a consultant of the Company for services rendered.

On February 10, 2015, the Company issued a promissory note in the original principal amount of $33,000 (“Note”) to a lender. The Note matures on November 12, 2015 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 55% discount to the average of the three lowest trading days in the twelve trading days previous to the conversion.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2015 and 2014.

Revenues. The Company generated net revenues of $-0- for both the years ended December 31, 2015 and 2014. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Cost of Sales. Cost of sales for both the years ended December 31, 2015 and 2014 was $-0-. This is a result of zero sales and the change in our business model as discussed above.

Salaries and Consulting Expenses. For the years ended December 31, 2015 and 2014, salaries and consulting expenses consisted of salaries and benefits and outside consulting expenses. Salaries and consulting expenses for the year ended December 31, 2015 were $1,065,000 compared to $6,531,667 during the year ended December 31, 2014. The decrease is mainly the result of the issuance of stock during 2014 to directors and consultants to assist us in securing oil and gas interests for potential investment. The stock was valued at the market price on the date of issuance which totaled $6,515,000. We expect that salaries and consulting expenses will increase commensurate with the expansion of the Company’s business as an oil and gas exploration, development, and production firm.

Professional Fees. Professional fees for the year ended December 31, 2015 were $231,352, compared to $200,953 during the year ended December 31, 2014. The change of our business to an oil and gas exploration, development, and production company will result in an increase in professional fees.

Other Selling, General and Administrative Expenses. For the years ended December 31, 2015 and 2014, selling, general and administrative expenses were comprised of advertising; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Other selling, general and administrative expenses for the year ended December 31, 2015 were $11,287 compared to $379 during the year ended December 31, 2014. We expect that selling, general, and administrative expenses will continue to increase in the future in connection with the expansion of the Company’s business.

Other Income (Expense). We incurred net other expenses of $613,558 for the year ended December 31, 2015 compared to net other expense of $73,431 during the year ended December 31, 2014. Other income (expenses) incurred during 2015 were comprised of the loss on the change in fair value of derivative liability of $17,986 loss on the conversion of debt of $147,724 and interest expense of $420,118, which includes $136,814 for the amortization of the debt discount. Other income (expenses) incurred during 2014 were comprised primarily of interest expenses related to credit cards as well as promissory notes issued by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

We presently have four project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with our reporting obligations under the Securities Exchange Act of 1934. We expect to hire more full-time employees in the future. Although competition for personnel in the oil and gas industry is intense, we don’t believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of December 31, 2015, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We expect to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas interests.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

14

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 120

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Start Scientific, Inc.

We have audited the accompanying balance sheets of Start Scientific, Inc., (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Start Scientific, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Pritchett, Siler & Hardy

Farmington, UT

February 16, 2018

START SCIENTIFIC, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$—	$452

Total Current Assets	—	452

TOTAL ASSETS	$—	$452

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$24,603	$12,120
Accrued expenses	611,865	652,986
Accounts payable and accrued liabilities - related parties	769,373	604,829
Convertible debenture/notes payable (net of discount of $20,763 and $-0-, respectively)	58,989	—
Notes payable	547,860	547,860
Notes payable - related parties	101,656	131,830
Derivative liability	151,344	—

Total Current Liabilities	2,265,690	1,949,625

TOTAL LIABILITIES	2,265,690	1,949,625

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized,
323,788,218 and 125,665,000 shares issued and outstanding, respectively	32,379	12,567
Additional paid-in-capital	14,204,765	12,619,897
Accumulated deficit	(16,502,834)	(14,581,637)

Total Stockholders' Deficit	(2,265,690)	(1,949,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$452

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

NET REVENUES	$—	$—

OPERATING EXPENSES

Salaries and consulting	1,065,000	6,531,667
Professional fees	231,352	200,953
Other selling, general and administrative	11,287	379

Total Operating Expenses	1,307,639	6,732,999

LOSS FROM OPERATIONS	(1,307,639)	(6,732,999)

OTHER INCOME (EXPENSES)

Loss on change in fair value of derivative liability	(17,986)	—
Loss on conversion of debt	(147,724)	—
Interest expense - related parties	(27,730)	(20,790)
Interest expense (including amortization of debt discount of $136,814 and $-0-, respectively)	(420,118)	(52,641)

Total Other Income (Expenses)	(613,558)	(73,431)

LOSS BEFORE INCOME TAXES	(1,921,197)	(6,806,430)

INCOME TAX EXPENSE	—	—

NET LOSS	$(1,921,197)	$(6,806,430)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.06)

Weighted average shares outstanding	163,139,514	117,004,726

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
Statements of Stockholders' Deficit
For the Period January 1, 2014 through December 31, 2015

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2014	100	—	109,165,000	10,917	6,106,547	(7,775,207)	(1,657,743)

Common stock issued for services	—	—	16,500,000	1,650	6,513,350	—	6,515,000

Net loss for the year ended
December 31, 2014	—	—	—	—	—	(6,806,430)	(6,806,430)

Balance, December 31, 2014	100	—	125,665,000	12,567	12,619,897	(14,581,637)	(1,949,173)

Common stock issued for services	—	—	6,000,000	600	1,049,400	—	1,050,000

Common stock issued for
conversion of debt	—	—	192,123,218	19,212	535,468	—	554,680

Net loss for the year ended
December 31, 2015	—	—	—	—	—	(1,921,197)	(1,921,197)

Balance, December 31, 2015	100	$—	323,788,218	$32,379	$14,204,765	$(16,502,834)	$(2,265,690)

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,921,197)	$(6,806,430)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	1,050,000	6,515,000
Expenses paid by related party	—	6,090
Non-cash interest expenses	210,737	—
Loss on change in fair value of derivative liability	(17,986)	—
Excess derivative liability charged to interest	91,007
Amortization of debt discounts	136,814	—
Loss on conversion of debt	147,724	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	164,544	222,229
Accounts payable and accrued expenses	(25,921)	27,510

Net Cash Used by Operating Activities	(164,278)	(35,601)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debentures	194,000	—
Proceeds from notes payable - related parties	2,126	27,804
Payments on notes payable - related parties	(32,300)	(550)

Net Cash Provided by Financing Activities	163,826	27,254

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(452)	$(8,347)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452	8,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$452

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$2,853	$2,421
Income taxes	$—	$—

Non-cash financing activity:

Initial derivative liability on convertible note payable	$283,204	$—
Common stock issued for conversion of convertible debt
and accrued interest	$384,804	$—
Common stock issued for the conversion of related party note payable	$96,000	$—
Common stock issued for the conversion of derivative liability	$113,876	$—

The accompanying notes are an integral part of these financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

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

	December 31,
	2015	2014
Net loss (numerator)	$(1,921,197)	$(6,806,430)
Weighted average shares outstanding (denominator)	163,139,514	117,004,726
Basic and fully diluted net loss per share amount	$(0.01)	$(0.06)

e.       Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 15-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment. The Company had $-0- in accounts receivable at December 31, 2015 and 2014.

f.       Inventories

Inventories are stated at the lower of average cost or market value. When there is evidence that the inventories value is less than original cost, the inventory is reduced to market value. The Company had $-0- in inventory at December 31, 2015 and 2014.

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

h.       Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectability is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

i.       Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2015 and 2014.

j.       Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2015, the Company had net operating loss carryforwards of approximately $6,181,000 which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use. In January 2018, Congress enacted the Tax Cuts and Jobs Act which changed the Corporate income tax rate to a flat 21% for the tax year beginning in 2018.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL Carryover (at 21% Federal, 5% State)	$1,607,000	$1,381,000
Valuation allowance	(1,607,000)	(1,381,000)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the current applicable U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Federal tax benefit at 34%	$(653,000)	$(2,314,000)
Non-deductible stock-based compensation	340,000	2,541,000
State tax benefit at 5%	(96,000)	(340,000)
Change in Valuation allowance	226,000	113,000
Impact of rate changes on NOL	183,000	—
	$—	$—

The Cumulative reduction in deferred tax assets and resulting valuation allowance attributable to the tax rate changes in the Tax Cuts and Jobs Act of 2018 was $690,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2015	2014
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015, 2014 and 2013, and since inception.

k.       Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2015 and 2014.

l.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015 the Company had negative working capital of $2,265,690 and an accumulated deficit of $16,502,834. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended December 31, 2016 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

m.       Stock-based Compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees”. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined on the earlier of performance commitment date or performance completion date.

Share-based expense totaled $1,050,000 and $6,515,000 as of December 31, 2015 and 2014, respectively.

n.       Financial Instruments

The Company has adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

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

NOTE 3    WORKING INTEREST IN OIL LEASES

On August 7, 2013, the Company entered into an agreement to acquire two separate working interests in certain oil and gas leases in Matagorda County, Texas. The consideration granted by the Company in exchange for the Working Interests consisted of one hundred and fifty thousand ($150,000) dollars which had not been paid by the Company as of December 31, 2015. Subject to the Primary Terms of the Working Interest leases, the leases shall be for a term of five (5) years (“Primary Term”), and so long thereafter as oil or gas is produced in paying quantities from said land, or as long as continuous drilling or reworking operations are being conducted on said land. Since consideration has not been given, no significant rework has commenced and, accordingly, no working interest has been recorded.

NOTE 4    RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 6. The individuals consist of an officer of the Company and a director of the Company.

Accounts payable and accrued liabilities – related parties consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Accounts payable	$586,757	$416,757
Accrued interest	100,462	72,732
Misc. loans and advances	85,166	115,340
Total	$772,385	$604,829

The increase in accounts payable to related parties was mainly attributable to the increase in accounting, legal and consulting fees throughout the year.

On October 1, 2015, the Company issued to a former officer and director of the Company, 20,000,000 restricted shares of common stock. The shares were issued pursuant to the conversion of $40,000 in outstanding debt held on the books and records of the Company. The 20,000,000 shares of common stock were issued at $0.0048, resulting in a loss on conversion of debt of $56,000.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 5     CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $4,267 and $-0-, respectively (A)	$23,058	$—
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $848 and $-0-, respectively (B)	3,853	—
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $15,648 and $-0-, respectively (C)	32,078	—
Total Notes Payable	58,989	—
Less: Current Portion	(58,989)	—
Long-Term Notes Payable	$—	$—

On February 10, 2015, the Company issued a promissory note in the original principal amount of $33,000 to a lender. The Note matured on November 12, 2015 and carried an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the twelve trading days previous to the conversion date. During the year ended December 31, 2015, the entire principal amount of the note was converted into common stock of the Company.

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $25,175 of the principal amount of the note was converted into common stock of the Company leaving a balance of $27,325 as of December 31, 2015.

(B) On March 6, 2015, the Company entered into a Note Purchase Agreement in respect of a credit line and associated convertible debenture in the original principal amount up to $220,000. As of March 6, 2015, the Company recorded a $55,000 draw down and consideration in respect of the credit line. The Debenture matures on March 6, 2016 and bears interest at the rate of 10% per annum. The Debenture, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to the lower of $.10 or 58% of the lowest trading price of the Company’s common stock during the 20 previous consecutive trading days. The Note Purchase and the Debenture contain representations, warranties,

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. During the year ended December 31, 2015, $50,299 of the principal amount of the note was converted into common stock of the Company leaving a balance of $4,701 as of December 31, 2015.

(C) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matures on April 29, 2016 and carries an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $5,774 of the principal amount of the note was converted into common stock of the Company leaving a balance of $47,726 as of December 31, 2015.

The Company recognized amortization expense related to the debt discount of $136,814 and $-0- for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, interest expense on convertible notes was $11,160 and $-0-, respectively. As of December 31, 2015 and 2014, the accrued interest payable was $8,405 and $-0-, respectively.

NOTE 6    DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined our derivative liabilities to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. Assumptions used for the calculation of the derivative liability of the notes at December 31, 2015 include (1) stock price of $0.0005 per share, (2) exercise price of $0.0002 per share, (3) term between 56 and 120 days, (4) expected volatility between 474.81% and 564.91% and (5) risk free interest rate of between 0.15% and 27%.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

The derivative liability at December 31, 2015 consisted of the following:

	Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $4,267 and $-0-, respectively (A)	$52,500	$46,656
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $848 and $-0-, respectively (B)	55,000	8,343
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $15,648 and $-0-, respectively (C)	53,500	96,345
Totals	$161,000	$151,344

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Due to the convertible notes described in Note 5 above, it was determined at December 31, 2015 that there was a derivative liability associated with these notes. The amount of the derivative liability at December 31, 2015 was $151,344, which is reported on the balance sheet. The Company also recorded a loss on the change in the fair value of the derivative liability of $17,986 on the statement of operations for the year ended December 31, 2015.

NOTE 7    NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2015	December 31, 2014
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	40,760	40,760
Note payable to an individual, interest at 10% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Total Notes Payable	547,860	547,860
Less: Current Portion	(547,860)	(547,860)
Long-Term Notes Payable	$—	$—

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

Accrued interest at December 31, 2015 and 2014 was $138,826 and $95,546, respectively. These amounts are included in accrued expenses on the balance sheet.

NOTE 8    NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2015	December 31, 2014
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$60,901	$60,901
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Notes payable to a company, due on demand, unsecured	3,454	33,628
Total Notes Payable – Related Parties	101,656	131,830
Less: Current Portion	(101,656)	(131,830)
Long-Term Notes Payable – Related Parties	$—	$—

The Company received advances of $2,126 and $27,804, respectively; and made payments on these advances of $32,300 and $550, respectively, during the years ended December 31, 2015 and 2014. Accrued interest at December 31, 2015 and 2014 was $100,462 and $72,732, respectively.

NOTE 9    EQUITY TRANSACTIONS

On February 14, 2006, the Board of Directors approved the Company’s amended and restated Articles of Incorporation (Amendment). The Amendment increases the authorized shares of common stock from 10,000,000 to 500,000,000 shares. The Amendment also provides for a new class of preferred stock with 100 shares authorized. The rights and preferences of the preferred stock have yet to be determined. Both common and preferred stock have a par value of $0.0001.

On July 6, 2011,the Company issued 100 shares of Series “A” Preferred Stock in exchange for the forgiveness of $25,000 in debt. The Series A Preferred Stock carries no dividend, distribution, liquidation, or rights of conversion into common stock, but holds 10,000,000 votes per share.

During the year ended December 31, 2014, the Company issued 16,500,000 shares of its common stock for consulting and legal services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $6,515,000. This amount is included in salaries and consulting expenses on the statement of operations.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

On October 1, 2015, the Company issued to a former officer and director of the Company, 20,000,000 restricted shares of common stock. The shares were issued pursuant to the conversion of $40,000 in outstanding debt held on the books and records of the Company. The 20,000,000 shares of common stock were issued at $0.0048, resulting in a loss on conversion of debt of $56,000.,

During the year ended December 31, 2015, the Company issued 6,000,000 shares of its common stock for consulting and legal services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $1,050,000. This amount is included in salaries and consulting expenses on the statement of operations.

During the year ended December 31, 2015, the Company issued 192,123,218 shares of its common stock for the conversion of notes payable and accrued interest in the amount of $498,680.

NOTE 10    OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2014	10,500,000	$0.65
Granted	—
Exercised	—
Cancelled	(10,500,000)	0.65
Outstanding at December 31, 2014	—	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2015	—	$—

On July 25, 2014, the board of directors cancelled all of the vested and unvested options that it had granted pursuant to the Company's 2012 Equity Incentive Plan.  10,500,000 options were granted on May 4, 2012 to certain directors, and cancelled on July 25, 2014.  Each grantee of active options consented to this cancellation.  As of the date of this report, the company has no outstanding options.  In addition, no options have ever been exercised by any option holder of the company. The cancellation also revoked any shares that would have vested in 2014 under the same plan. However, shares vested prior to cancellation remain expensed amounting to $-0- in 2015 and 2014.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 11    SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company issued 188,311,135 shares of its common stock for the conversion of notes payable, convertible debentures and accrued interest.

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

As of December 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. As of December 31, 2015, the Company has 2 members of the board of directors, and does not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Jim Frazier (1)	53	Chief Executive Officer, Secretary, and Chairman of the Board
S. Arne D. Greaves (2)	53	Director

(1)	Appointed September 8, 2015.
(2)	On August 16, 2013, Mr. Greaves resigned as Chief Executive Officer but remains on as a director of the Company.

Jim Frazier, 53, Chief Executive Officer and Chairman of the Board. Mr. Frazier is an Oil and Gas executive with over 30 years of experience with three public exploration and production companies. Mr. Frazier has experience working on projects in Oklahoma, Mississippi, New Mexico, the Rocky Mountains, Texas, Canada, Venezuela, and Columbia. Mr. Frazier has worked managed all levels and supervised all disciplines of the industry including geological, engineering, project planning and budget, reserve, regulatory, tax, audit and legal. Mr. Frazier has successfully presented various projects to shareholders, board of directors, investors, and marketing outlets. Mr. Frazier has a proven track record in building results oriented organizations and teams, optimizing operations for increasing revenues and controlling costs. Mr. Frazier is currently an independent energy consultant based out of Oklahoma City, OK, since March 2014 to the present. Additionally, Mr. Frazier was CFO of the Asset Servicing Group, an Insurance and Real Estate investment holding company from February 2010 to March 2014, and CFO of a TSX listed Canadian off-shore oil and gas exploration company from October 2008 to February 2010. Mr. Frazier was President and CEO of Orbit Petroleum, an OTC:BB domestic oil and gas producer from 2004 to 2009. Mr. Frazier also served as Chief Financial Officer for a NASDAQ International Oil and Gas company, from1997 to 2002. Mr. Frazier was a Vice President with Chase Manhattan bank from the early 1980's to early 90's working primarily in securities and later commercial lending and credit. Mr. Frazier has been an Executive Director and manager for Red Rock Capital, an Oklahoma based commercial lending correspondent since 1996. Mr. Frazier earned his Economics degree from Fordham University and advanced certifications in Investment & Finance from the New York Institute of Finance.

S. Arne D. Greaves. Mr. Greaves, age 53, is the Former Chief Executive Officer and Chairman of the Board of Directors of the Company and currently serves as Board member. Since 1983, he has been working in the oil and gas industry. In May 2001, Mr. Greaves co-founded Carpathian Energy Companie Petroliera S.R.L., a Romanian oil and gas production company, and has actively been involved the acquisition of concessions and development plans for reentries and development of new wells. Since November 2007, he has been the President of Livingston Operating Company, LLC, a family-owned oil and gas production company, based in Jackson, Mississippi.

Compensation of Directors

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2015, the Board of Directors held no formal meetings during the fiscal year ended December 31, 2015. The remaining actions of the Board were approved by unanimous written consent.

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

For the 2015 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11: EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for the two fiscal years ended December 31, 2015 and 2014, of our executive officers. Our company did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Jim Frazier	2015	$—	$—	$—	$—
Chief Executive	2014	$—	$—	$—	$—
Officer (1)

S. Arne D. Greaves	2015	$—	$—	$—	$—
Director (2)	2014	$—	$—	$—	$—

Norris R. Harris	2015	$—	$—	$—	$—
former Chief Executive	2014	$—	$—	$—	$—
Officer (3) (4)

David Kovacs	2015	$—	$—	$—	$—
former President (5) (6)	2014	$—	$—	$—	$—

George Edwards	2015	$—	$—	$—	$—
former Chief Financial	2014	$—	$—	$—	$—
Officer (2) (7)

John D. Thomas	2015	$—	$—	$—	$—
VP of Business	2014	$—	$2,590,000	$—	$—
Development (8) (9)
Kenneth I. Denos	2015	$—	$—	$—	$—
former director (2) (10)	2014	$—	$2,800,000	$—	$—

Ruben Flores	2015	$—	$—	$—	$—
former director (2) (11)	2014	$—	$—	$—	$—

(1) Appointed September 8, 2015.

(2) Appointed May 3, 2012.

(3) Appointed August 16, 2013.

(4) Resigned September 8, 2015.

(5) Appointed June 20, 2014.

(6) Resigned August 8, 2014.

(7) Resigned February 7, 2014.

(8) Appointed August 15, 2012.

(9) Resigned January 1, 2015.

(10) Resigned January 14, 2015.

(11) Removed July 16, 2015.

Employment Agreements

Currently Jim Frazier serves at the discretion of the Board of Directors, however, the Board of Directors intend to formalize Mr. Frazier’ relationship with the Company through an employment agreement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock (par value $0.0001 per share) as of December 31, 2015 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person serving as a director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of such date, we had 325,788,218 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Jim Frazier(4)	0	*
S. Arne D. Greaves(5)	0	*
Norris R. Harris(6)	100,000,000	79.58%
Kenneth Denos(7)	8,012,657	6.38%
Ruben Flores(8)	0	*
Standard Energy Holdings, LLC(9)	100,000,000	79.58%
All officers and directors as a group (2 persons)	100,000,000	79.58%

* Indicates ownership of less than 1%.

(1)   The address of each officer, director, and beneficial owner is c/o the Company, 521 Wilshire Blvd., Suite 101, Oklahoma City, OK 73116.

(2)   The number of shares of common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days. Excludes shares of Series A Preferred Stock beneficially held by Standard Energy Holdings, LLC that are not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote.

(3)   The calculation of percentage of beneficial ownership is based upon: (i) 323,788,218 shares of common stock outstanding as of December 31, 2015, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)   Chief Executive Officer, Secretary, and Chairman of the Board of Directors.

(5)   Former Chief Executive Officer and member of the Board of Directors.

(6)   Former Chief Executive Officer, Secretary, and Chairman of the Board of Directors. Includes 100,000,000 shares of common stock held by Standard Energy Holdings LLC. Mr. Harris is the beneficial owner of Standard Energy Holdings LLC. Excludes 100 shares of Series A Preferred Stock held by Mr. Harris. The Series A Preferred Stock carries no dividend, distribution, or liquidation, or common stock conversion rights, but holds 10,000,000 votes per share, enabling Mr. Harris to unilaterally control the election of the Board of Directors. If the Series A Preferred Stock is taken into account in determining percentage of beneficial ownership, Mr. Harris would beneficially hold 83.10% of the voting shares of the Company.

(7)   Former Director and former controlling shareholder of the Company.

(8)   Former member of the Board of Directors.

(9)   Principal shareholder of the Company. Includes 100,000,000 shares of common stock held directly.

Changes in Control

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, as of December 31, 2015, Mr. Harris holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, as of December 31, 2015, Mr. Harris holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

Director Independence

As of December 31, 2015, Arne D. Greaves is the only Director considered to be independent, inasmuch as he does not beneficially hold greater than a 10% ownership interest in our common stock and is unrelated to any of our shareholders who hold any such interest. We have not established any board committees. We hope in the future to add at least one more independent director and establish one or more board committees including, in particular, an audit committee.

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Morrill and PSH for the audits of the Company’s annual financial statements for the years ended December 31, 2015 and 2014, respectively, and all fees billed for other services rendered by PSH and Morrill during those periods.

Year Ended December 31	2015	2014

Audit Fees(1)	$6,000	$15,800
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$6,000	$15,800

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jim Frazier.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for S. Jim Frazier.

* filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

START SCIENTIFIC, INC.

Date:	February 16, 2018	By:	/s/ Jim Frazier
Jim Frazier
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jim Frazier	Chairman, Chief Executive Officer and principal financial officer	February 16, 2018

