Form 10-Q
period 2016-03-31
Start Scientific, Inc.
filed 2018-03-09
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 9, 2018, the Company had issued and outstanding 652,899,353 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of March 31, 2016.

START SCIENTIFIC, INC.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$25,803	$24,603
Accrued expenses	623,084	611,865
Accounts payable and accrued liabilites - related parties	764,057	769,373
Convertible debenture/notes payable (net of discount of $6,589 and $20,763, respectively)	86,928	58,989
Notes payable	547,860	547,860
Notes payable - related parties	83,701	101,656
Derivative liability	27,305	151,344

Total Current Liabilities	2,158,738	2,265,690

TOTAL LIABILITIES	2,158,738	2,265,690

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100 shares authorized,
100 and -0- issued and outstanding, respectively	—	—
Common stock, $0.00001 par value; 5,000,000,000 shares authorized,
512,099,353 and 323,788,218 shares issued and outstanding, respectively	5,121	3,238
Additional paid-in capital	14,284,879	14,233,906
Accumulated deficit	(16,448,738)	(16,502,834)

Total Stockholders' Deficit	(2,158,738)	(2,265,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed financial statements

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

NET REVENUES	$—	$—

OPERATING EXPENSES

Salaries and consulting	—	1,050,000
Professional fees	1,180	76,557
Other selling, general and administrative	—	824

Total Operating Expenses	1,180	1,127,381

LOSS FROM OPERATIONS	(1,180)	(1,127,381)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	111,781	(44,456)
Interest expense - related parties	(1,058)	—
Interest expense (including amortization of debt discount of $14,174 and $-0-, respectively)	(55,447)	(118,835)

Total Other Income (Expenses)	55,276	(163,291)

INCOME (LOSS) BEFORE INCOME TAXES	54,096	(1,290,672)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$54,096	$(1,290,672)

BASIC AND DILUTED:
Net loss per common share	$0.00	$(0.01)

Weighted average shares outstanding	444,416,045	128,787,222

The accompanying notes are an integral part of these condensed financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$54,096	$(1,290,672)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	—	1,050,000
Loss on conversion of Accrued Interest	6,791	84,974
Loss on change in fair value of derivative liability	(111,781)	44,456
Excess derivative liability charged to interest	—	—
Amortization of debt discounts	14,174	14,527
Loss on conversion of debt	—	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	(5,316)	(1,266)
Accounts payable and accrued expenses	17,036	(15,040)
Convertible notes payable	25,000	—

Net Cash Used by Operating Activities	—	(113,021)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debentures	—	140,500
Payments on notes payable - related parties	—	(22,500)

Net Cash Provided by Financing Activities	—	118,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$—	$4,979

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	452

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5,431

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$614
Income taxes	$—	$—

Non-cash financing activity:

Common stock issued for conversion of convertible debt
and accrued interest	$29,617	$—
Common stock issued for conversion of derivative liability	$23,239	$—

The accompanying notes are an integral part of these condensed financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2015, the Company has incurred operating losses of $16,502,834 from inception of the Company through December 31, 2015. The Company’s accumulated deficit at March 31, 2016 was $16,448,738 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities – related parties consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accounts payable	$586,757	$586,757
Accrued interest	95,146	100,462
Misc. loans and advances	82,154	82,154
Total	$764,057	$769,373

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $2,827 and $4,267, respectively (A)	$20,803	$23,058
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, net of discount of $-0- and $848, respectively (B)	—	3,853
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, net of discount of $3,762 and $15,647, respectively (C)	43,725	32,078
Convertible note payable to an entity, interest at 10%, due on demand, (D)	22,400	—
Total Notes Payable	86,928	58,989
Less: Current Portion	(86,928)	(58,989)
Long-Term Notes Payable	$—	$—

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $25,175 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $23,058 with the debt discount of $4,267. During the three months ended March 31, 2016, $3,695 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $20,803 with the debt discount of $2,827.

(B) On March 6, 2015, the Company entered into a Note Purchase Agreement in respect of a credit line and associated convertible debenture in the original principal amount up to $220,000. As of March 6, 2015, the Company recorded a $55,000 draw down and consideration in respect of the credit line. The Debenture matures on March 6, 2016 and bears interest at the rate of 10% per annum. The Debenture, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to the lower of $.10 or 58% of the lowest trading price of the Company’s common stock during the 20 previous consecutive trading days. The Note Purchase and the Debenture contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. During the year ended December 31, 2015, $50,299 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $3,853 with the debt discount of $848, with was converted during the quarter. As of March 31, 2016, the balance was $-0-.

(C) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matures on April 29, 2016 and carries an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $5,774 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $32,078 with the debt discount of $15,647. As of March 31, 2016, the balance was $43,725 with the debt discount of $3,762.

(D) On January 12, 2016, the Company issued a promissory note in the original principal amount of $25,000 to a lender. The Note matures on demand and carries an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion price equal to $0.00005. During the three months ended March 31, 2016, $2,600 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $22,400 as of March 31, 2016.

The Company recognized amortization expense related to the debt discount of $14,174 and $-0- for the three months ended March 31, 2016 and 2015, respectively.

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

For the periods ended March 31, 2016 and December 31, 2015, the Company recognized interest expense on convertible notes of $40,358 and $11,160, respectively. As of March 31, 2016 and December 31, 2015, the accrued interest payable was $7,237 and $8,405, respectively.

NOTE 6 - DERIVATIVE LIABILITY

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

The derivative liability at March 31, 2016 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $2,827 (A)	$52,500	$7,875
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $-0- (B)	55,000	-0-
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $3,762 (C)	53,500	19,430
Totals	$161,000	$27,305

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

The derivative liability at December 31, 2015 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $4,267 (A)	$52,500	$46,656
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $848 (B)	55,000	8,343
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $15,648 (C)	53,500	96,345
Totals	$161,000	$151,344

The above convertible notes contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Due to the convertible notes described in Note 5 above, it was determined at March 31, 2016 that there was a derivative liability associated with these notes. The amount of the derivative liability at March 31, 2016 was $27,305, which is reported on the balance sheet. During the quarter the Company converted $12,258 of the derivative liability into shares of the Company’s common stock. The Company also recorded a gain on the change in the fair value of the derivative liability of $111,781 on the statement of operations for the three months ended March 31, 2016.

NOTE 7 - EQUITY TRANSACTIONS

On January 8, 2016, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to be issued to 5,000,000,000. The par value of both the Preferred Stock and common stock was also changed from $0.0001 to $0.00001.

During the three months ended March 31, 2016, the Company issued an aggregate of 188,311,135 shares of its common stock for the conversion of notes payable and accrued interest in the amount of $29,617.

NOTE 8 - INCOME TAX DISCLOSURE

During the three months ended March 31, 2016, the Company recorded net income in the amount of $54,096. The reported net income is mainly derived from the gain on change in fair value of derivative liability. Due to the fact that this is simply book income, no income tax expense or reduction in the NOL has been recorded or disclosed.

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2016

(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued an aggregate of 140,800,000 shares of its common stock for the conversion of notes payable and accrued interest. The Company has evaluated subsequent events for the period of March 31, 2016 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

On January 2, 2015, the Company entered into a Farmout Agreement with BPS Operating Services LLC, located in Jackson, Mississippi. The Company has until April 1, 2015 to tender $500,000 for the first well to be drilled. The production interest includes 40 acres around the new well and the Company will earn a 75% working interest before payout, and a 60% working interest after payout. All of the production facilities, salt water disposal systems, and 33 well bores are in place. The Company may drill additional wells for $400,000 per well within 60 days of completion of each previously drilled well completion. No payments towards this Farmout Agreement have been made yet by the Company as of the date of this quarterly report.

On January 21, 2015, the Company entered into a Farmout Agreement with Durban Energy, Inc., located in Jackson, Mississippi. The Company has until July 10, 2015 to commence drilling a new well on the Farmout acreage. The Company will receive 100% of the net revenue until payout of all costs, at which time the Company will assign a 25% working interest to Durban and partners. There is a 30% royalty burden on the leases, which means that before payout the Company will have 70% of net revenue and after payout the Company will have 52.5% of net revenue and Durban will have 17.5% of net revenue. Each well will be treated separately for payout calculation. No payments towards this Farmout Agreement have been made yet by the Company as of the date of this quarterly report.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended March 31, 2016 and 2015.

Revenues. The Company generated net revenues of $-0- for the three month periods ended March 31, 2016 and 2015. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three months ended March 31, 2016 were $-0- compared to $1,050,000 during the three months ended March 31, 2015. For the three months ended March 31, 2015, stock valued at $1,050,000 was issued for consulting services. The stock was valued at the market price on the date of issuance.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended March 31, 2016 were $1,180 compared to $76,557 during the three months ended March 31, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 were $-0- compared to $824 during the three months ended March 31, 2015.

Other Income (Expense). Other income and expenses for the three months ended March 31, 2016 resulted in net other income of $55,276 compared to net other expenses of $163,291 during the three months ended March 31, 2015. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company in the amount of $55,447 which includes the amortization of debt discount of $14,174 during the three months ended March 31, 2016. Also included in this category is the gain on the change in fair value of derivative liability in the amount of $111,781 during the three months ended March 31, 2016. We do not anticipate any major changes in other income and expenses in the near future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Start Scientific has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of March 31, 2016, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

On November 4, 2015, the Company converted into 13,122,579 shares of common stock, $5,774of a note, originally issued by the Company on April 29, 2015.

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

START SCIENTIFIC, INC.

Date: March __, 2018	By: /s/ Jim Frazier
Jim Frazier
Chief Executive Officer and Chief Financial Officer

