Form 10-Q
period 2016-09-30
Start Scientific, Inc.
filed 2018-04-10
CIK 1368761

NGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 9, 2018, the Company had issued and outstanding 652,899,353 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of September 30, 2016.

START SCIENTIFIC, INC.
Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$26,737	$24,603
Accrued expenses	646,564	611,865
Accounts payable and accrued liabilities - related parties	766,219	769,373
Convertible debenture/notes payable (net of discount of $1,581 and $20,763, respectively)	91,936	58,989
Notes payable	547,860	547,860
Notes payable - related parties	85,996	101,656
Derivative liability	80,085	151,344

Total Current Liabilities	2,245,397	2,265,690

TOTAL LIABILITIES	2,245,397	2,265,690

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100 shares authorized,
100 and 100 issued and outstanding, respectively	—	—
Common stock, $0.00001 par value; 5,000,000,000 shares authorized,
512,099,353 and 323,788,218 shares issued and outstanding, respectively	5,121	3,238
Additional paid-in-capital	14,284,879	14,233,906
Accumulated deficit	(16,535,397)	(16,502,834)

Total Stockholders' Deficit	(2,245,397)	(2,265,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Salaries and consulting	—	—	—	1,065,000
Professional fees	—	50,919	2,036	183,134
Other selling, general and administrative	195	275	195	11,237

Total Operating Expenses	195	51,194	2,231	1,259,371

LOSS FROM OPERATIONS	(195)	(51,194)	(2,231)	(1,259,371)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	(52,798)	(85,951)	59,001	(26,751)
Gain on conversion of debt	—	3,844	—	3,844
Interest expense - related parties	(579)	(6,940)	(2,712)	(20,790)
Interest expense (including amortization of debt discount of $533, $59,425, $19,182 and $120,699, respectively)	(13,927)	(75,357)	(86,621)	(272,505)

Total Other Income (Expenses)	(67,304)	(164,404)	(30,332)	(316,202)

INCOME (LOSS) BEFORE INCOME TAXES	(67,499)	(215,598)	(32,563)	(1,575,573)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(67,499)	$(215,598)	$(32,563)	$(1,575,573)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	512,099,353	133,200,636	489,620,590	131,233,786

The accompanying notes are an integral part of these unaudited condensed financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(32,563)	$(1,575,573)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	—	1,050,000
Loss on conversion of accrued interest	6,791	108,054
(Gain) Loss on change in fair value of derivative liability	(59,001)	26,751
Amortization of debt discounts	19,182	120,699
Gain on conversion of debt	—	(3,844)
Loss on extinguishment of debt	25,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	(3,154)	112,604
Accounts payable and accrued expenses	43,745	(1,138)

Net Cash Used by Operating Activities	—	(162,447)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debentures	—	194,000
Proceeds from notes payable - related parties	—	300
Payments on notes payable - related parties	—	(32,300)

Net Cash Provided by Financing Activities	—	162,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$—	$(447)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	452

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$5

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$1,943
Income taxes	$—	$—

Non-cash financing activity:
Initial derivative liability on convertible note payable	$—	$302,054
Common stock issued for the conversion of accrued interest	$4,617	$—
Common stock issued for the conversion of derivative liability	$12,004	$—
Common stock issued for the conversion of convertible debenture	$11,235	$—
Transfer of notes payable - related parties to convertible notes	$25,000	$—

The accompanying notes are an integral part of these condensed financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2015. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2015, the Company has incurred operating losses of $16,502,834 from inception of the Company through December 31, 2015. The Company’s accumulated deficit at September 30, 2016 was $16,535,397 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 - STOCK BASED COMPENSATION

During the nine months ended September 30, 2015, the Company issued a total of 6,000,000 shares of common stock for consulting services rendered to the Company. The stock was valued at the market price on the date of issuance which totaled $1,050,000. This amount is included in salaries and consulting expenses on the statement of operations. No shares have been issued as compensation through September, 30, 2016.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTIES

Accounts payable and accrued liabilities – related parties consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accounts payable	$586,757	$586,757
Accrued interest	97,308	100,462
Misc. loans and advances	82,154	82,154
Total	$766,219	$769,373

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,581 and $4,267, respectively (A)	$22,049	$23,058
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $-0- and $848, respectively (B)	—	3,853
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $-0- and $15,648, respectively (C)	47,487	32,078
Convertible note payable to an entity, interest at 10%, due on demand, (D)	22,400	—
Total Notes Payable	91,936	58,989
Less: Current Portion	(91,936)	(58,989)
Long-Term Notes Payable	$—	$—

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carried an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $25,175 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $23,058 with the debt discount of $4,267. During the nine months ended September 30, 2016, $3,695 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $22,049 with the debt discount of $1,581.

(B) On March 6, 2015, the Company entered into a Note Purchase Agreement in respect of a credit line and associated convertible debenture in the original principal amount up to $220,000. As of March 6, 2015, the Company recorded a $55,000 draw down and consideration in respect of the credit line. The Debenture matured on March 6, 2016 and bore interest at the rate of 10% per annum. The Debenture, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to the lower of $.10 or 58% of the lowest trading price of the Company’s common stock during the 20 previous consecutive trading days. The Note Purchase and the Debenture contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. During the year ended December 31, 2015, $50,299 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $3,853 with the debt discount of $848, which was converted during the nine months ended September 30, 2016. As of September 30, 2016, the balance was $-0-.

(C) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matured on April 29, 2016 and carried an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $5,774 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $31,840 with the debt discount of $15,647. During the nine months ended September 30, 2016, $238 of the note was converted leaving a balance of $47,487 with the debt discount of $-0-.

(D) On January 12, 2016, the Company issued a promissory note in the original principal amount of $25,000 to a unrelated lender. The Note matured on demand and carried an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion price equal to $0.00005. During the nine months ended September 30, 2016, $2,600 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $22,400 as of September 30, 2016.

The Company recognized amortization expense related to the debt discount of $19,182 and $120,699 for the nine months ended September 30, 2016 and 2015, respectively.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

For the periods ended September 30, 2016 and December 31, 2015, the Company recognized interest expense on convertible notes of $35,772 and $11,160, respectively. As of September 30, 2016 and December 31, 2015, the accrued interest payable was $14,230 and $8,405, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following:	September 30, 2016	December 31, 2015
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$7,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	40,760	40,760
Note payable to an individual, interest at 10% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Total Notes Payable	547,860	547,860
Less: Current Portion	(547,860)	(547,860)
Long-Term Notes Payable	$—	$—

Accrued interest at September 30, 2016 and December 31, 2015 was $170,037 and $138,826, respectively and is included in accrued expenses.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 7 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	September 30, 2016	December 31, 2015
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$60,901	$60,901
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	—	16,578
Notes payable to a company, due on demand, unsecured	4,372	3,454
Total Notes Payable – Related Parties	85,996	101,656
Less: Current Portion	(85,996)	(101,656)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at September 30, 2016 and December 31, 2015 $95,644 and $100,462, respectively and is included in accrued liabilities – related parties.

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

The Company determined our derivative liabilities to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2016 and December 31, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

The derivative liability at September 30, 2016 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,581 (A)	$52,500	$28,146
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $-0- (B)	55,000	-0-
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $-0- (C)	53,500	51,939
Totals	$161,000	$80,085

The derivative liability at December 31, 2015 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $4,267 (A)	$52,500	$46,656
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $848 (B)	55,000	8,343
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $15,648 (C)	53,500	96,345
Totals	$161,000	$151,344

The above convertible notes contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Due to the convertible notes described in Note 5 above, it was determined at September 30, 2016 that there was a derivative liability associated with these notes. The amount of the derivative liability at September 30, 2016 was $80,085, which is reported on the balance sheet. The Company recorded a gain on the change in the fair value of the derivative liability of $59,001 on the statement of operations for the nine months ended September 30, 2016.

NOTE 9 - EQUITY TRANSACTIONS

On January 8, 2016, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to be issued to 5,000,000,000. The par value of both the Preferred Stock and common stock was also changed from $0.0001 to $0.00001.

START SCIENTIFIC, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

During the nine months ended September 30, 2016, the Company issued an aggregate of 188,311,135 shares of its common stock for the conversion of notes payable and accrued interest in the amount of $29,617.

NOTE 10 - INCOME TAX DISCLOSURE

During the nine months ended September 30, 2016, the Company recorded net loss in the amount of $32,563. The reported net income is mainly derived from the gain on change in fair value of derivative liability, a non-taxable permanent difference. Accordingly, no income tax expense or reduction in the NOL has been recorded or disclosed, though taxable losses have increased the NOL in the current period by $76,000.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued an aggregate of 140,800,000 shares of its common stock for the conversion of notes payable and accrued interest. The Company has evaluated subsequent events for the period of September 30, 2016 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended September 30, 2016 and 2015.

Revenues. The Company generated net revenues of $-0- for the three and nine month periods ended September 30, 2016 and 2015.

Salaries and Consulting Expenses. Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses. Salaries and consulting expenses for the three months ended September 30, 2016 were $-0- compared to $-0- during the three months ended September 30, 2015. Salaries and consulting expenses for the nine months ended September 30, 2016 were $-0- compared to $1,065,000 during the nine months ended September 30, 2015. For the nine months ended September 30, 2015, stock valued at $1,050,000 was issued for consulting services. The stock was valued at the market price on the date of issuance.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended September 30, 2016 were $846 compared to $50,919 during the three months ended September 30, 2015. Professional fees for the nine months ended September 30, 2016 were $2,036 compared to $183,134 during the nine months ended September 30, 2015. Due to the decrease in business activity, legal and accounting fees have decreased approximately $15,000 per month during 2016. Furthermore, the Company incurred approximately $29,000 in legal fees during the nine months ended September 30, 2015 related to the convertible debentures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses have been comprised of advertising; occupancy and office expenses; travel and other miscellaneous administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2016 were $195 compared to $275 during the three months September 30, 2015. Selling, general and administrative expenses for the nine months ended September 30, 2016 were $195 compared to $11,237 during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company incurred marketing and office expenses as it explored the change in business model.

Other Income (Expense). Other income and expenses for the three months ended September 30, 2016 resulted in net other expenses of $67,304 compared to $164,404 during the three months ended September 30, 2015. Other income and expenses for the nine months ended September 30, 2016 resulted in net other expenses of $30,332 compared to $316,202 during the nine months ended September 30, 2015. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company in the amount of $86,621 which includes the amortization of debt discount of $19,182 during the nine months ended September 30, 2016. Also included in this category is the gain on the change in fair value of derivative liability in the amount of $59,001 during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company incurred interest expenses of $272,505 which includes the amortization of debt discount of $120,699 and $108,000 in costs associated with the initial setup of the convertible debentures which was recorded as interest expense. We do not anticipate any major changes in other income and expenses in the near future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Start Scientific has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of September 30, 2016, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter ended September 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, Jim Frazier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer, Jim Frazier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, Jim Frazier, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: April 10, 2018	By: /s/ Jim Frazier
Jim Frazier
Chief Executive Officer and Chief Financial Officer

