Form 10-K
period 2016-12-31
Start Scientific, Inc.
filed 2018-05-30
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the Pink Sheets quotation system on June 30, 2016, was approximately $41,861.32. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

As of May 21, 2018, the Company had 652,899,353 outstanding shares of common stock, par value $0.00001 per share.

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

Corporate Organization

The Company was formed in the State of Utah under the name of “Secure Networks, Inc.” on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 under the name “Secure Netwerks, Inc.” At the time of its formation, the Company was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. On March 1, 2007, the shares of the Company were spun-off to the shareholders of SportsNuts, Inc. On November 11, 2011, the Company changed its name to Start Scientific, Inc. As of May 21, 2018, we had 304 shareholders of record.

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

The Pickens Field is located about 35 miles north of Jackson, Mississippi, in Madison and Yazoo Counties. The field was discovered by Kingwood Oil Company in March of 1940 with the drilling of the R. E. Wilburn No. 1, which is located in Section 31 of T12N-R3E, Yazoo County. The R.E. Wilburn was completed open hole in the Eutaw Wilburn sand at a depth of 4878-4889 feet, and initially tested 1013 barrels per day of 40 gravity oil and eventually produced 356,489 barrels of oil over its life time.

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

Employees

As of December 31, 2016, we had 4 part-time contractors, to pursue our business as an oil and gas exploration and development company. There exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market for Common Equity and Related Stockholder Matters.

(1) Market Information.

The Company’s Common Stock is listed on the Pink Sheets quotation system (“Pink Sheets”) under the symbol “STSC.” The Company’s stock has been publicly traded since March, 2007. The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s Common Stock during the calendar year ended December 31, 2016:

	High	Low
Fourth Quarter 2016	$ 0.0004	$ 0.0001
Third Quarter 2016	$ 0.0002	$ 0.0001
Second Quarter 2016	$0.0001	$ 0.0001
First Quarter 2016	$ 0.0008	$ 0.0001

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s common stock during the calendar year ended December 31, 2015:

	High	Low
Fourth Quarter 2015	$ 0.0055	$ 0.0004
Third Quarter 2015	$ 0.045	$ 0.0048
Second Quarter 2015	$ 0.09	$ 0.015
First Quarter 2015	$ 0.30	$ 0.05

(2) Holders.

As of December 31, 2016, the Company had approximately 304 holders of record of its common stock.

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

(4) Securities Authorized for Issuance Under Equity Compensation Plans.

None

(b) Recent Sales of Unregistered Securities.

On November 30, 2017, the Company converted into 23,920,000 shares of common stock, $1,730 of a note, originally issued by the Company on April 29, 2015.

On November 28, 2017, the Company converted into 23,920,000 shares of common stock, $1,610 of a note, originally issued by the Company on April 29, 2015.

On November 16, 2017, the Company converted into 23,920,000 shares of common stock, $370 of a note, originally issued by the Company on April 29, 2015.

On November 8, 2017, the Company converted into 23,920,000 shares of common stock, $322 of a note, originally issued by the Company on April 29, 2015.

On November 3, 2017, the Company converted into 23,920,000 shares of common stock, $270 of a note, originally issued by the Company on April 29, 2015.

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

On January 2, 2015, the Company entered into a Farmout Agreement with BPS Operating Services LLC, located in Jackson, Mississippi. The Company has until April 1, 2015 to tender $500,000 for the first well to be drilled. The production interest includes 40 acres around the new well and the Company will earn a 75% working interest before payout, and a 60% working interest after payout. All of the production facilities, salt water disposal systems, and 33 well bores are in place. The Company may drill additional wells for $400,000 per well within 60 days of completion of each previously drilled well completion. No payments towards this Farmout Agreement have been made yet by the Company as of the date of this annual report.

On January 21, 2015, the Company entered into a Farmout Agreement with Durban Energy, Inc., located in Jackson, Mississippi. The Company has until July 10, 2015 to commence drilling a new well on the Farmout acreage. The Company will receive 100% of the net revenue until payout of all costs, at which time the Company will assign a 25% working interest to Durban and partners. There is a 30% royalty burden on the leases, which means that before payout the Company will have 70% of net revenue and after payout the Company will have 52.5% of net revenue and Durban will have 17.5% of net revenue. Each well will be treated separately for payout calculation. No payments towards this Farmout Agreement have been made yet by the Company as of the date of this annual report.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2016 and 2015.

Revenues. The Company generated net revenues of $-0- for both the years ended December 31, 2016 and 2015. The lack of revenues is mainly the result of the change in our business model from a reseller of computer hardware and software to an oil and gas exploration and development company.

Cost of Sales. Cost of sales for both the years ended December 31, 2016 and 2015 was $-0-. This is a result of zero sales and the change in our business model as discussed above.

Salaries and Consulting Expenses. For the years ended December 31, 2016 and 2015, salaries and consulting expenses consisted of salaries and benefits and outside consulting expenses. Salaries and consulting expenses for the year ended December 31, 2016 were $-0- compared to $1,065,000 during the year ended December 31, 2015. The decrease is mainly the result of the change from our oil & gas business plan and very little activity during 2016. We expect that salaries and consulting expenses will increase commensurate with the expansion of the Company’s business as an oil and gas exploration, development, and production firm.

Professional Fees. Professional fees for the year ended December 31, 2016 were $2,546, compared to $231,352 during the year ended December 31, 2015. The decrease is mainly the result of very little business activity in 2016. The change of our business to an oil and gas exploration, development, and production company will result in an increase in professional fees.

Other Selling, General and Administrative Expenses. For the years ended December 31, 2016 and 2015, selling, general and administrative expenses were comprised of advertising; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Other selling, general and administrative expenses for the year ended December 31, 2016 were $215 compared to $11,287 during the year ended December 31, 2015. We expect that we will continue to incur selling, general, and administrative expenses in the future in connection with the expansion of the Company’s business.

Other Income (Expense). We incurred net other expenses of $328,470 for the year ended December 31, 2016 compared to net other expenses of $613,558 during the year ended December 31, 2015. Other income (expenses) incurred during 2016 were comprised of the loss on the change in fair value of derivative liability of $184,803 and interest expense of $143,667, which includes $19,580 for the amortization of the debt discount. Other income (expenses) incurred during 2015 were comprised of the loss on the change in fair value of derivative liability of $17,986, loss on conversion of debt of $147,724 and interest expense of $447,848, which includes $136,814 for the amortization of the debt discount.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of

December 31, 2016, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We expect to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89, STE. 120

FARMINGTON, UTAH 84025

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Start Scientific, Inc.

We have audited the accompanying balance sheet of Start Scientific, Inc., (“the Company”) as of December 31, 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Start Scientific, Inc., as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy

Farmington, UT

February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Start Scientific, Inc.

521 Wilshire Blvd. Suite 101

Oklahoma City, Oklahoma 73116

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Start Scientific Inc., (the Company) as of December 31 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since February 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

May 29, 2018

START SCIENTIFIC, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$26,786	$24,603
Accrued expenses	699,234	611,865
Accounts payable and accrued liabilities - related parties	767,306	769,373
Convertible debenture/notes payable (net of discount of $1,183 and $20,763, respectively)	92,334	58,989
Notes payable	547,860	547,860
Notes payable - related parties	86,656	101,656
Derivative liability	323,889	151,344

Total Current Liabilities	2,544,065	2,265,690

TOTAL LIABILITIES	2,544,065	2,265,690

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100 shares authorized,
100 and 100 issued and outstanding, respectively	—	—
Common stock, $0.00001 par value; 5,000,000,000 shares authorized,
512,099,353 and 323,788,218 shares issued and outstanding, respectively	5,121	3,238
Additional paid-in-capital	14,284,879	14,233,906
Accumulated deficit	(16,834,065)	(16,502,834)

Total Stockholders' Deficit	(2,544,065)	(2,265,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

NET REVENUES	$—	$—

OPERATING EXPENSES

Salaries and consulting	—	1,065,000
Professional fees	2,546	231,352
Other selling, general and administrative	215	11,287

Total Operating Expenses	2,761	1,307,639

LOSS FROM OPERATIONS	(2,761)	(1,307,639)

OTHER INCOME (EXPENSES)

Loss on change in fair value of derivative liability	(184,803)	(17,986)
Loss on conversion of debt	—	(147,724)
Interest expense - related parties	(2,712)	(27,730)
Interest expense (including amortization of debt discount of $19,580 and $136,814, respectively)	(140,955)	(420,118)

Total Other Income (Expenses)	(328,470)	(613,558)

LOSS BEFORE INCOME TAXES	(331,231)	(1,921,197)

INCOME TAX EXPENSE	—	—

NET LOSS	$(331,231)	$(1,921,197)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	495,270,990	163,139,514

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
Statements of Stockholders' Deficit
For the Period January 1, 2015 through December 31, 2016

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2015	100	—	125,665,000	1,257	12,631,207	(14,581,637)	(1,949,173)

Common stock issued for services	—	—	6,000,000	60	1,049,940	—	1,050,000

Common stock issued for
conversion of debt	—	—	192,123,218	1,921	552,759	—	554,680

Net loss for the year ended
December 31, 2015	—	—	—	—	—	(1,921,197)	(1,921,197)

Balance, December 31, 2015	100	—	323,788,218	3,238	14,233,906	(16,502,834)	(2,265,690)

Common stock issued for
conversion of debt	—	—	188,311,135	1,883	50,973	—	52,856

Net loss for the year ended
December 31, 2016	—	—	—	—	—	(331,231)	(331,231)

Balance, December 31, 2016	100	$—	512,099,353	$5,121	$14,284,879	$(16,834,065)	$(2,544,065)

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(331,231)	$(1,921,197)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock based compensation	—	1,050,000
Non-cash interest expense	—	210,737
Loss on conversion of accrued interest	6,792	—
(Gain) Loss on change in fair value of derivative liability	184,803	(17,986)
Excess derivative liability charged to interest	—	91,007
Amortization of debt discounts	19,580	136,814
Loss on conversion of debt	—	147,724
Loss on extinguishment of debt	25,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	(2,066)	164,544
Accounts payable and accrued expenses	97,122	(25,921)

Net Cash Used by Operating Activities	—	(164,278)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debentures	—	194,000
Proceeds from notes payable - related parties	—	2,126
Payments on notes payable - related parties	—	(32,300)

Net Cash Provided by Financing Activities	—	163,826

NET DECREASE IN CASH AND CASH EQUIVALENTS	$—	$(452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	452

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$2,853
Income taxes	$—	$—

Non-cash financing activity:
Initial derivative liability on convertible note payable	$—	$283,204
Common stock issued for the conversion of accrued interest	$4,617	$384,804
Common stock issued for the conversion of derivative liability	$12,004	$113,876
Common stock issued for the conversion of convertible debenture	$11,235	$—
Common stock issued for the conversion of related party note payable	$—	$96,000
Transfer of notes payable - related parties to convertible notes	$25,000	$—

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Start Scientific, Inc. (the Company) was formed in the state of Utah on February 4, 2004, with authorized common stock of 10,000,000 shares. The Company was subsequently reincorporated in the State of Delaware on February 14, 2006 with authorized common stock of 5,000,000,000 shares and authorized preferred stock of 100 shares. Both classes of stock have a par value of $0.00001 per share.

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

December 31, 2016 and 2015

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

	December 31,
	2016	2015
Net loss (numerator)	$(331,231)	$(1,921,197)
Weighted average shares outstanding (denominator)	495,270,990	163,139,514
Basic and fully diluted net loss per share amount	$(0.00)	$(0.01)

e. Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 15-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment. The Company had $-0- in accounts receivable at December 31, 2016 and 2015.

f. Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectability is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company recognized no revenue in 2016 or 2015.

g. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2016 and 2015.

h. Income Taxes

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

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

At December 31, 2016, the Company had net operating loss carryforwards of approximately $6,512,000 which may be offset against future taxable income through 2036. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover (at 21% Federal, 5% State)	$1,698,000	$1,607,000
Valuation allowance	(1,698,000)	(1,607,000)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the current applicable U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Federal tax benefit at 34%	$(113,000)	$(653,000)
Non-deductible stock-based compensation	—	340,000
State tax benefit at 5%	(16,000)	(96,000)
Change in Valuation allowance	91,000	226,000
Impact of rate changes on NOL	38,000	183,000
	$—	$—

The Cumulative reduction in deferred tax assets and resulting valuation allowance attributable to the tax rate changes in the Tax Cuts and Jobs Act of 2018 was $841,000.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2016	2015
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014, and since inception.

i. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2016 and 2015.

j. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016 the Company had negative working capital of $2,544,065 and an accumulated deficit of $16,834,065. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended December 31, 2017 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

k. Stock-based Compensation

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

Share-based expense totaled $-0- and $1,050,000 as of December 31, 2016 and 2015, respectively.

l. Financial Instruments

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities (including derivative liabilities) each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 7. The individuals consist of an officer of the Company and a director of the Company. The Company received advances of $-0- and $2,126, respectively; and made payments on these advances of $-0- and $32,300, respectively, during the years ended December 31, 2016 and 2015.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

Accounts payable and accrued liabilities – related parties consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Accounts payable	$586,757	$586,757
Accrued interest	98,395	100,462
Misc. loans and advances	82,154	82,154
Total	$767,306	$769,373

On October 1, 2015, the Company issued to a former officer and director of the Company, 20,000,000 restricted shares of common stock. The shares were issued pursuant to the conversion of $40,000 in outstanding debt held on the books and records of the Company. The 20,000,000 shares of common stock were issued at $0.0048 resulting in a loss on conversion of debt of $56,000 which is included in the total loss on conversion of debt in the amount of $147,724.

NOTE 4 CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,183 and $4,267, respectively (A)	$22,447	$23,058
Convertible note payable to an entity, interest at 10%, due on March 6, 2016, in default, net of discount of $-0- and $848, respectively (B)	—	3,853
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $-0- and $15,648, respectively (C)	47,487	32,078
Convertible note payable to an entity, interest at 10%, due on demand (D)	22,400	—
Total Notes Payable	92,334	58,989
Less: Current Portion	(92,334)	(58,989)
Long-Term Notes Payable	$—	$—

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $25,175 of the principal amount of the note was converted into common stock of the Company leaving a balance of $27,325 as of December 31, 2015. During the year ended December 31, 2016, $3,695 of the principal amount of the note was converted into common stock of the Company leaving a balance of $23,630 as of December 31, 2016, before discount of $1,183.

(B) On March 6, 2015, the Company entered into a Note Purchase Agreement in respect of a credit line and associated convertible debenture in the original principal amount up to $220,000. As of March 6, 2015, the Company recorded a $55,000 draw down and consideration in respect of the credit line. The Debenture matured on March 6, 2016 and bears interest at the rate of 10% per annum. The Debenture, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to the lower of $.10 or 58% of the lowest trading price of the Company’s common stock during the 20 previous consecutive trading days. The Note Purchase and the Debenture contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. During the year ended December 31, 2015, $50,299 of the principal amount of the note was converted into common stock of the Company leaving a balance of $4,701 as of December 31, 2015. During the year ended December 31, 2016, $4,701 of the principal amount of the note was converted into common stock of the Company leaving a balance of $-0- as of December 31, 2016.

(C) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matures on April 29, 2016 and carries an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. During the year ended December 31, 2015, $5,774 of the principal amount of the note was converted into common stock of the Company leaving a balance of $47,726 as of December 31, 2015. During the year ended December 31, 2016, $239 of the principal amount of the note was converted into common stock of the Company leaving a balance of $47,487 as of December 31, 2016.

(D) On January 12, 2016, the Company issued a promissory note in the original principal amount of $25,000 to a unrelated lender. The Note matured on demand and carried an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion price equal to $0.00005. During the year ended December 31, 2016, $2,600 of the principal amount of the note was converted into common stock of the Company leaving a net balance of $22,400 as of December 31, 2016.

The Company recognized amortization expense related to the debt discount of $19,580 and $136,814 for the years ended December 31, 2016 and 2015, respectively.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

For the years ended December 31, 2016 and 2015, interest expense on convertible notes was $38,010 and $11,160, respectively. As of December 31, 2016 and 2015, the accrued interest payable was $16,468 and $8,405, respectively.

NOTE 5 DERIVATIVE LIABILITY

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

The Company determined our derivative liabilities to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. Assumptions used for the calculation of the derivative liability of the notes at December 31, 2016 include (1) stock price of $0.0003 per share, (2) exercise price of $0.0001 per share, (3) term between 28 and 310 days, (4) expected volatility between 177.91% and 368.72% and (5) risk free interest rate of between 0.15% and 27%.

The derivative liability at December 31, 2016 consisted of the following:

	Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,183 and $4,267, respectively (A)	$52,500	$84,744
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $-0- and $15,648, respectively (C)	53,500	239,145
Totals	$106,000	$323,889

The above convertible notes contain a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Due to the convertible notes described in Note 5 above, it was determined at December 31, 2016 that there was a derivative liability associated with these notes. The amount of the derivative liability at December 31, 2016 was $323,889, which is reported on the balance sheet. The Company also recorded a loss on the change in the fair value of the derivative liability of $184,803 on the statement of operations for the year ended December 31, 2016.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

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

NOTE 6 NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2016	December 31, 2015
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$32,100	$7,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	15,760	40,760
Note payable to an individual, default interest at 24% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Total Notes Payable	547,860	547,860
Less: Current Portion	(547,860)	(547,860)
Long-Term Notes Payable	$—	$—

Accrued interest at December 31, 2016 and 2015 was $220,516 and $138,826, respectively. These amounts are included in accrued expenses on the balance sheet.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 7 NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2016	December 31, 2015
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$60,901	$60,901
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	—	16,578
Notes payable to a company, non-interest bearing, due on demand, unsecured	5,032	3,454
Total Notes Payable – Related Parties	86,656	101,656
Less: Current Portion	(86,656)	(101,656)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at December 31, 2016 and 2015 was $98,395 and $100,462, respectively which is included in accounts payable and accrued liabilities – related parties.

NOTE 8 EQUITY TRANSACTIONS

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

During the year ended December 31, 2015, the Company issued 172,123,218 shares of its common stock for the conversion of notes payable and accrued interest in the amount of $498,680. This is exclusive of the issuance on October 1, 2015 described above.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2016 and 2015

On January 8, 2016, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to be issued to 5,000,000,000. The par value of both the Preferred Stock and common stock was also changed from $0.0001 to $0.00001.

During the year ended December 31, 2016, the Company issued 188,311,135 shares of its common stock for the conversion of notes payable and accrued interest in the amount of $52,856.

NOTE 9 OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.

On July 25, 2014, the board of directors cancelled all of the vested and unvested options that it had granted pursuant to the Company's 2012 Equity Incentive Plan.  10,500,000 options were granted on May 4, 2012 to certain directors, and cancelled on July 25, 2014.  Each grantee of active options consented to this cancellation.  As of the date of this report, the Company has no outstanding options.  In addition, no options have ever been exercised by any option holder of the Company. The cancellation also revoked any shares that would have vested in 2014 under the same plan. However, shares vested prior to cancellation remain expensed amounting to $-0- in 2016 and 2015.

NOTE 10 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit, negative cash flows from operations and has sustained net losses from inception which have resulted in an accumulated deficit at December 31, 2016 of $16,834,065 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans, related party notes and through the issuance of common stock for services. The Company had a net loss of $331,231 for the year ended December 31, 2016 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 11 SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued 140,800,000 shares of its common stock for the conversion of notes payable, convertible debentures and accrued interest.

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

As of December 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. As of December 31, 2016, the Company has 2 members of the board of directors, and does not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Jim Frazier (1)	53	Chief Executive Officer, Secretary, and Chairman of the Board
S. Arne D. Greaves (2)	53	Director

(1) Appointed September 8, 2015.

(2) On August 16, 2013, Mr. Greaves resigned as Chief Executive Officer, but as of December 31, 2016, is still a director of the Company.

Jim Frazier, 53, Chief Executive Officer and Chairman of the Board. Mr. Frazier is an Oil and Gas executive with over 30 years of experience with three public exploration and production companies. Mr. Frazier has experience working on projects in Oklahoma, Mississippi, New Mexico, the Rocky Mountains, Texas, Canada, Venezuela, and Columbia. Mr. Frazier has worked managed all levels and supervised all disciplines of the industry including geological, engineering, project planning and budget, reserve, regulatory, tax, audit and legal. Mr. Frazier has successfully presented various projects to shareholders, board of directors, investors, and marketing outlets. Mr. Frazier has a proven track record in building results oriented organizations and teams, optimizing operations for increasing revenues and controlling costs. Mr. Frazier is currently an independent energy consultant based out of Oklahoma City, OK, since March 2014 to the present. Additionally, Mr. Frazier was CFO of the Asset Servicing Group, an Insurance and Real Estate investment holding company from February 2010 to March 2014, and CFO of a TSX listed Canadian off-shore oil and gas exploration company from October 2008 to February 2010. Mr. Frazier was President and CEO of Orbit Petroleum, an OTC:BB domestic oil and gas producer from 2004 to 2009. Mr. Frazier also served as Chief Financial Officer for a NASDAQ International Oil and Gas company, from 1997 to 2002. Mr. Frazier was a Vice President with Chase Manhattan bank from the early 1980's to early 90's working primarily in securities and later commercial lending and credit. Mr. Frazier has been an Executive Director and manager for Red Rock Capital, an Oklahoma based commercial lending correspondent since 1996. Mr. Frazier earned his Economics degree from Fordham University and advanced certifications in Investment & Finance from the New York Institute of Finance.

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

Compensation of Directors

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2016, the Board of Directors held no formal meetings during the fiscal year ended December 31, 2016. The remaining actions of the Board were approved by unanimous written consent.

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

For the 2016 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for the two fiscal years ended December 31, 2016 and 2015, of our executive officers. Our company did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Jim Frazier	2016	$—	$—	$—	$—
Chief Executive	2015	$—	$—	$—	$—
Officer (1)

S. Arne D. Greaves	2016	$—	$—	$—	$—
Director (2)	2015	$—	$—	$—	$—

Norris R. Harris	2016	$—	$—	$—	$—
former Chief Executive	2015	$—	$—	$—	$—
Officer (3) (4)

John D. Thomas	2016	$—	$—	$—	$—
VP of Business	2015	$—	$—	$—	$—
Development (5) (6)

Kenneth I. Denos	2016	$—	$—	$—	$—
former director (2) (7)	2015	$—	$—	$—	$—

Ruben Flores	2016	$—	$—	$—	$—
former director (2) (8)	2015	$—	$—	$—	$—

(1) Appointed September 8, 2015.

(2) Appointed May 3, 2012.

(3) Appointed August 16, 2013.

(4) Resigned September 8, 2015.

(5) Appointed August 15, 2012.

(6) Resigned January 1, 2015.

(7) Resigned January 14, 2015.

(8) Removed July 16, 2015.

Employment Agreements

Currently Jim Frazier serves at the discretion of the Board of Directors, however, the Board of Directors intend to formalize Mr. Frazier’ relationship with the Company through an employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock (par value $0.0001 per share) as of December 31, 2016 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person serving as a director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of such date, we had 512,099,353 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Jim Frazier(4)	0	*
S. Arne D. Greaves(5)	0	*
Norris R. Harris(6)	93,486,200	18.26%
Kenneth Denos(7)	8,242	*
Ruben Flores(8)	0	*
Standard Energy Holdings, LLC(9)	93,486,200	18.26%
All officers and directors as a group (2 persons)	0	*

* Indicates ownership of less than 1%.

(1)   The address of each officer, director, and beneficial owner is c/o the Company, 521 Wilshire Blvd., Suite 101, Oklahoma City, OK73116.

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

(3)   The calculation of percentage of beneficial ownershipis based upon: (i) 512,099,353 shares of common stock outstanding as of December 31, 2016, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)   Chief Executive Officer, Secretary, and Chairman of the Board of Directors.

(5)   Former Chief Executive Officer and member of the Board of Directors.

(6)   Former Chief Executive Officer, Secretary, and Chairman of the Board of Directors. Includes 93,486,200 shares of common stock held by Standard Energy Holdings LLC. Mr. Harris is the beneficial owner of Standard Energy Holdings LLC. Excludes 100 shares of Series A Preferred Stock held by Mr. Harris. The Series A Preferred Stock carries no dividend, distribution, or liquidation, or common stock conversion rights, but holds 10,000,000 votes per share, enabling Mr. Harris to unilaterally control the election of the Board of Directors. If the Series A Preferred Stock is taken into account in determining percentage of beneficial ownership, Mr. Harris would beneficially hold 72.32% of the voting shares of the Company.

(7)   Former Director and former controlling shareholder of the Company.

(8)   Former member of the Board of Directors.

(9)   Principal shareholder of the Company. Includes 93,486,200 shares of common stock held directly.

Changes in Control

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, as of December 31, 2016, Mr. Harris holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, as of December 31, 2016, Mr. Harris holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

On January 2, 2015, the Company entered into a Farmout Agreement with BPS Operating Services LLC, located in Jackson, Mississippi. The Company has until April 1, 2015 to tender $500,000 for the first well to be drilled. The production interest includes 40 acres around the new well and the Company will earn a 75% working interest before payout, and a 60% working interest after payout. All of the production facilities, salt water disposal systems, and 33 well bores are in place. The Company may drill additional wells for $400,000 per well within 60 days of completion of each previously drilled well completion. No payments towards this Farmout Agreement have been made yet by the Company as of the date of this annual report. Arne Greaves, a director of the Company is also a principal of BPS Operating Services LLC.

On January 21, 2015, the Company entered into a Farmout Agreement with Durban Energy, Inc., located in Jackson, Mississippi. The Company has until July 10, 2015 to commence drilling a new well on the farmout acreage. The Company will receive 100% of the net revenue until payout of all costs, at which time the Company will assign a 25% working interest to Durban and partners. There is a 30% royalty burden on the leases, which means that before payout the Company will have 70% of net revenue and after payout the Company will have 52.5% of net revenue and Durban will have 17.5% of net revenue. Each well will be treated separately for payout calculation. No payments towards this FarmoutAgreement have been made yet by the Company as of the date of this annual report. Arne Greaves, a director of the Company is also a principal of Durban Energy, Inc.

Director Independence

As of December 31, 2016, Arne D. Greaves is the only Director considered to be independent, inasmuch as he does not beneficially hold greater than a 10% ownership interest in our common stock and is unrelated to any of our shareholders who hold any such interest. We have not established any board committees. We hope in the future to add at least one more independent director and establish one or more board committees including, in particular, an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Pinnacle Accountancy Group of Utah (“Pinnacle”) for 2016 and Pritchett, Siler and Hardy, LLC (“PSH”) for 2015, independent registered auditing firms for the audits of the Company’s annual financial statements for the years ended December 31, 2016 and 2015, respectively, and all fees billed for other services rendered by Pinnacle and PSH for those periods.

Year Ended December 31	2016	2015

Audit Fees(1)	$8,700	$15,800
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$8,700	$15,800

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

START SCIENTIFIC, INC.

Date:	May 30, 2018	By:	/s/ Jim Frazier
Jim Frazier
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jim Frazier	Chairman, Chief Executive Officer and principal financial officer	May 30, 2018

