Form 10-Q
period 2017-06-30
Start Scientific, Inc.
filed 2018-06-27
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2017

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.

START SCIENTIFIC, INC.
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$27,477	$26,786
Accrued expenses	732,383	699,234
Accounts payable and accrued liabilities - related parties	769,444	767,306
Convertible debenture/notes payable (net of discount of $-0- and $1,183, respectively)	93,517	92,334
Notes payable	547,860	547,860
Notes payable - related parties	88,756	86,656
Derivative liability	247,767	323,889

Total Current Liabilities	2,507,204	2,544,065

TOTAL LIABILITIES	2,507,204	2,544,065

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100 shares authorized,
100 and 100 issued and outstanding, respectively	—	—
Common stock, $0.00001 par value; 5,000,000,000 shares authorized,
512,099,353 and 512,099,353 shares issued and outstanding, respectively	5,121	5,121
Additional paid-in-capital	14,284,879	14,284,879
Accumulated deficit	(16,797,204)	(16,834,065)

Total Stockholders' Deficit	(2,507,204)	(2,544,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Professional fees	20	856	620	2,036

Total Operating Expenses	20	856	620	2,036

LOSS FROM OPERATIONS	(20)	(856)	(620)	(2,036)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	(6,627)	18	76,122	111,799
Interest expense - related parties	(516)	(1,075)	(1,027)	(2,133)
Interest expense (including amortization of debt discount of $-0-, $4,464, $1,183 and $18,649, respectively)	(18,235)	(17,247)	(37,614)	(72,694)

Total Other Income (Expenses)	(25,378)	(18,304)	37,481	36,972

INCOME (LOSS) BEFORE INCOME TAXES	(25,398)	(19,160)	36,861	34,936

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(25,398)	$(19,160)	$36,861	$34,936

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares outstanding	512,099,353	512,099,353	512,099,353	478,257,699

The accompanying notes are an integral part of these unaudited financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$36,861	$34,936
Adjustments to reconcile net income to net
cash used by operating activities:
Loss on conversion of accrued interest	—	6,791
Gain on change in fair value of derivative liability	(76,122)	(111,799)
Amortization of debt discounts	1,183	18,649
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	2,138	(4,241)
Accounts payable and accrued expenses	33,840	30,664
Convertible notes payable	—	25,000

Net Cash Used by Operating Activities	(2,100)	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	2,100	—

Net Cash Provided by Financing Activities	2,100	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for the conversion of accrued interest	$—	$4,617
Common stock issued for the conversion of derivative liability	$—	$12,004
Common stock issued for the conversion of convertible debenture	$—	$11,235
Transfer of notes payable - related parties to convertible notes	$—	$25,000

The accompanying notes are an integral part of these unaudited financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2016, the Company has incurred operating losses of $16,834,065 from inception of the Company through December 31, 2016. The Company’s accumulated deficit at June 30, 2017 was $16,797,204 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTIES

Accounts payable and accrued liabilities – related parties consisted of the following:

	June 30, 2017	December 31, 2016
Accounts payable	$586,757	$586,757
Accrued interest	100,533	98,395
Misc. loans and advances	82,154	82,154
Total	$769,444	$767,306

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $-0- and $1,183, respectively (A)	$23,630	$22,447
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default (B)	47,487	47,487
Convertible note payable to an entity, interest at 10%, due on demand, (C)	22,400	22,400
Total Notes Payable	93,517	92,334
Less: Current Portion	(93,517)	(92,334)
Long-Term Notes Payable	$—	$—

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. As of June 30, 2017 and December 31, 2016, the Company owed a net balance of $23,630 and $22,447, with unamortized debt discounts of $0 and $1,183, respectively. The derivative liability associated with this convertible note payable is discussed in NOTE 7.

(B) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matured on April 29, 2016 and carries an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. As of June 30, 2017 and December 31, 2016, the Company oed a balance of $47,487. The derivative liability associated with this convertible note payable is discussed in NOTE 7.

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

(C) On January 12, 2016, the Company issued a promissory note in the original principal amount of $25,000 to a unrelated lender. The Note is due on demand and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion price equal to $0.00005. As of June 30, 2017 and December 31, 2016, the Company owed a net balance of $22,400.

The Company recognized amortization expense related to the debt discount of $1,183 and $18,649 for the six months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, the Company recognized interest expense on convertible notes of $4,402 and $34,099, respectively. As of June 30, 2017 and June 30, 2016, the accrued interest payable was $20,871 and $11,984, respectively, and is included in accrued expenses.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:	June 30, 2017	December 31, 2016
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$32,100	$32,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	15,760	15,760
Note payable to an individual, default interest at 24% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Total Notes Payable	547,860	547,860
Less: Current Portion	(547,860)	(547,860)
Long-Term Notes Payable	$—	$—

Accrued interest at June 30, 2017 and December 31, 2016 was $235,802 and $220,516, respectively and is included in accrued expenses.

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	June 30, 2017	December 31, 2016
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$61,472	$60,901
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	—	—
Notes payable to a company, due on demand, unsecured	6,561	5,032
Total Notes Payable – Related Parties	88,756	86,656
Less: Current Portion	(88,756)	(86,656)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at June 30, 2017 and December 31, 2016 was $100,533 and $98,395, respectively and is included in accrued liabilities – related parties.

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

The Company determined its derivative liability to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2017 and December 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model.

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

The derivative liability at June 30, 2017 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,183 (A) from NOTE 4	$52,500	$78,153
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $-0- (B) from NOTE 4	53,500	169,614
Totals	$106,000	$247,767

The derivative liability at December 31, 2016 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $4,267 (A) from NOTE 4	$52,500	$84,744
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, net of discount of $15,648 (B) from NOTE 4	53,500	239,145
Totals	$106,000	$323,889

The above convertible notes contain a variable conversion feature based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Due to the variable conversion terms of convertible notes (A) and (B) described in NOTE 4 above, it was determined at June 30, 2017 that there was a derivative liability associated with these notes. The fair values of the derivative liability at June 30, 2017 and December 31, 2016 were $247,767 and $323,889, respectively, which are reported on the balance sheet. The Company recorded gains on the changes in the fair values of the derivative liability of $76,122 and $111,799 on the statements of operations for the six months ended June 30, 2017 and 2016, respectively.

NOTE 8 - EQUITY TRANSACTIONS

On January 8, 2016, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to be issued to 5,000,000,000. The par value of both the Preferred Stock and common stock was also changed from $0.0001 to $0.00001.

During the year ended December 31, 2016, the Company issued an aggregate of 188,311,135 shares of its common stock for the conversion of various debt instruments in the amount of $52,

856.

The Company did not engage in any equity transactions during the six months ended June 30, 2017

START SCIENTIFIC, INC.

Notes to the Financial Statements

June 30, 2017

(Unaudited)

NOTE 9 - INCOME TAXES

During the six months ended June 30, 2017, the Company recorded net income in the amount of $36,861. The reported net income is mainly derived from the gain on change in fair value of derivative liability, a non-taxable permanent difference. Accordingly, no income tax expense or reduction in the Net Operating Loss carryforwards (NOL) has been recorded or disclosed, though taxable losses have increased the NOL in the current period by $76,000. All NOLs have been completely offset by a valuation allowance.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued an aggregate of 140,800,000 shares of its common stock for the conversion of notes payable and accrued interest. The Company has evaluated subsequent events for the period of June 30, 2017 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2017 and 2016.

Revenues. The Company generated net revenues of $-0- for the three and six month periods ended June 30, 2017 and 2016.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended June 30, 2017 were $20 compared to $856 during the three months ended June 30, 2016. Professional fees for the six months ended June 30, 2017 were $620 compared to $2,036 during the six months ended June 30, 2016. Due to the decrease in business activity, legal and accounting fees have decreased as expected.

Other Income (Expense). Other income and expenses for the three months ended June 30, 2017 resulted in net other expense of $25,378 compared to $18,304 during the three months ended June 30, 2016. Other income and expenses for the six months ended June 30, 2017 resulted in net other income of $37,481 compared to $36,972 during the six months ended June 30, 2016. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company in the amount of $38,641 which includes the amortization of debt discount of $1,183 during the six months ended June 30, 2017. Also included in this category is the gain on the change in fair value of derivative liability in the amount of $76,122 during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company incurred interest expenses of $74,827 which includes the amortization of debt discount of $18,649. Also included in this category is the gain on the change in fair value of derivative liability in the amount of $111,799 during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Start Scientific has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of June 30, 2017, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Start Scientific, Inc., a Delaware corporation.(1)
3.2	Bylaws of Start Scientific, Inc., a Delaware corporation.(2)
31.1	Certification by Chief Financial Officer, Jim Frazier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Executive Officer, Jim Frazier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Financial Officer, Jim Frazier, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer, Jim Frazier, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-k filed on November 23, 2011.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

START SCIENTIFIC, INC.

Date: June 26, 2018	By: /s/ Jim Frazier
Jim Frazier
Chief Executive Officer and Chief Financial Officer

