Form 10-K
period 2017-12-31
Start Scientific, Inc.
filed 2018-08-30
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the Pink Sheets quotation system on June 30, 2017, was approximately $41,861. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

As of August 28, 2018, the Company had 652,899,353 outstanding shares of common stock, par value $0.00001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

ITEM 1: BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis set forth herein concerning Start Scientific, Inc. (hereafter, “we,” “our,” “us,” or the “Company”) contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results. From time to time, we also provide forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. We use words such as “anticipates,” “intends,” “plans,” “expects,” “will,” and other words and phrases of similar meaning. In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

Corporate Organization

The Company was formed in the State of Utah under the name of “Secure Networks, Inc.” on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007 under the name “Secure Netwerks, Inc.” At the time of its formation, the Company was a wholly-owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. On March 1, 2007, the shares of the Company were spun-off to the shareholders of SportsNuts, Inc. On November 11, 2011, the Company changed its name to Start Scientific, Inc. As of August 28, 2018, we had 304 shareholders of record.

The Business of the Company

Overview

Prior to March 2012, we were a computer and technology hardware reseller to businesses and other organizations. Most of our clients were small and medium sized organizations, although we attempted to market our products and services to larger organizations. We also outsourced technology-related services to provide a full solution basket of technology products and services including hardware, software, network development and services. Our clients consisted of some retail purchasers and small to medium-sized organizations, operating mostly in North America, but we did have occasional clients in Europe. On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests (collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi ("Pickens") from Standard Energy Holdings LLC, an entity under common control. The consideration granted by the Company in exchange for the Working Interests consisted of ten million (10,000,000) shares of restricted common stock.  The Company has properly recorded its Working Interest with the County Recorder in Yazoo County, Mississippi.

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

Employees

As of December 31, 2017, we had 4 part-time contractors, to pursue our business as an oil and gas exploration and development company. There exists a significant amount of competition for skilled personnel in the oil and gas services industry. Nevertheless, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market for Common Equity and Related Stockholder Matters.

(1) Market Information.

The Company’s Common Stock is listed on the Pink Sheets quotation system (“Pink Sheets”) under the symbol “STSC.” The Company’s stock has been publicly traded since March 2007. The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s Common Stock during the calendar year ended December 31, 2017:

	High	Low
Fourth Quarter 2017	$ 0.0028	$ 0.0001
Third Quarter 2017	$ 0.0003	$ 0.0001
Second Quarter 2017	$0.0003	$ 0.0001
First Quarter 2017	$0.0003	$ 0.0001

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s common stock during the calendar year ended December 31, 2016:

	High	Low
Fourth Quarter 2016	$ 0.0004	$ 0.0001
Third Quarter 2016	$ 0.0002	$ 0.0001
Second Quarter 2016	$ 0.0001	$ 0.0001
First Quarter 2016	$ 0.0008	$ 0.0001

(2) Holders.

As of December 31, 2017, the Company had approximately 304 holders of record of its common stock.

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

(4) Securities Authorized for Issuance Under Equity Compensation Plans.

None

(b) Recent Sales of Unregistered Securities.

On November 30, 2017, the Company converted into 31,000,000 shares of common stock, $1,730 of a note, originally issued by the Company on April 29, 2015, which decreased the derivative liability by $30,208.

On November 28, 2017, the Company converted into 29,500,000 shares of common stock, $1,610 of a note, originally issued by the Company on April 29, 2015, which decreased the derivative liability by $4,222.

On November 16, 2017, the Company converted into 28,000,000 shares of common stock, $370 of a note, originally issued by the Company on April 29, 2015, which decrease the derivative liability by $1,996.

On November 8, 2017, the Company converted into 26,800,000 shares of common stock, $322 of a note, originally issued by the Company on April 29, 2015, which decreased the derivative liability by $3,481.

On November 3, 2017, the Company converted into 25,500,000 shares of common stock, $270 of a note, originally issued by the Company on April 29, 2015, which decreased the derivative liability by $3,898.

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

Overview

Prior to April 2012, we were a reseller of technology-related hardware and software, including laptops, desktops, networking devices, telecommunication systems and networks, servers and software. In April, 2012 in connection with the acquisition of the two separate one-fourth (1/4) working interests in certain oil and gas leases located in Yazoo County, Mississippi in the Pickens Field, our principal business became the exploration, development, and production of oil and gas interests.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2017 and 2016.

Revenues. The Company generated net revenues of $-0- for both the years ended December 31, 2017 and 2016. The lack of revenues is mainly the result of no oil and gas exploration as the Company continues to develop its business strategy.

Cost of Sales. Cost of sales for both the years ended December 31, 2017 and 2016 was $-0-. This is a result of zero sales and the result of no oil and gas exploration.

Professional Fees. Professional fees for the year ended December 31, 2017 were $5,630, compared to $2,546 during the year ended December 31, 2016. The increase is mainly the result of very little business activity in 2016. The Company also incurred more accounting fees in 2017 in order to prepare its financial reports for the Securities and Exchange Commission. The change of our business to an oil and gas exploration, development, and production company will result in an increase in professional fees.

Other Selling, General and Administrative Expenses. For the years ended December 31, 2017 and 2016, selling, general and administrative expenses were comprised of advertising; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses. Other selling, general and administrative expenses for the year ended December 31, 2017 were $4,600 compared to $215 during the year ended December 31, 2016. We expect that selling, general, and administrative expenses in the future will increase in connection with the expansion of the Company’s business.

Other Income (Expense). We incurred net other income of $1,906 for the year ended December 31, 2017 compared to net other expenses of $328,470 during the year ended December 31, 2016. Other income (expenses) incurred during 2017 were comprised of the gain on the change in fair value of derivative liability of $78,441 and interest expense of $76,535, which includes $1,183 for the amortization of the debt discount. Other income (expenses) incurred during 2016 were comprised of the loss on the change in fair value of derivative liability of $184,803 and interest expense of $143,667, which includes $19,580 for the amortization of the debt discount.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. During the year ended December 31, 2017, we received $22,887 in notes payable, all of which was used in operating activities, and we did not engage in any investing activities. During the year ended December 31, 2016, we neither received nor used any cash from operating, investing, or financing activities. As of December 31, 2017 and 2016, we had $-0- in cash and cash equivalents. We expect to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Start Scientific, Inc.

521 Wilshire Blvd., Suite 101

Oklahoma City, OK 73116

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Start Scientific, Inc., (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, statements of stockholders’ deficit and statements of cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 29, 2018

START SCIENTIFIC, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$17,799	$26,786
Accrued expenses	766,604	699,234
Accounts payable and accrued liabilities - related parties	771,618	767,306
Convertible notes payable (net of discount of $-0- and $1,183, respectively)	89,215	92,334
Notes payable	567,010	547,860
Notes payable - related parties	90,393	86,656
Derivative liability	201,643	323,889

Total Current Liabilities	2,504,282	2,544,065

TOTAL LIABILITIES	2,504,282	2,544,065

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100 shares authorized,
100 and 100 issued and outstanding, respectively	—	—
Common stock, $0.00001 par value; 5,000,000,000 shares authorized,
652,899,353 and 512,099,353 shares issued and outstanding, respectively	6,529	5,121
Additional paid-in-capital	14,331,578	14,284,879
Accumulated deficit	(16,842,389)	(16,834,065)

Total Stockholders' Deficit	(2,504,282)	(2,544,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

NET REVENUES	$—	$—

OPERATING EXPENSES

Professional fees	5,630	2,546
Other selling, general and administrative	4,600	215

Total Operating Expenses	10,230	2,761

LOSS FROM OPERATIONS	(10,230)	(2,761)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	78,441	(184,803)
Interest expense - related parties	(1,549)	(2,712)
Interest expense (including amortization of debt discount of $1,183 and $19,580, respectively)	(74,986)	(140,955)

Total Other Income (Expenses)	1,906	(328,470)

INCOME (LOSS) BEFORE INCOME TAXES	(8,324)	(331,231)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(8,324)	$(331,231)

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	528,875,791	495,270,990

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
Statements of Stockholders' Deficit
For the Period January 1, 2016 through December 31, 2017

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 1, 2016	100	—	323,788,218	3,238	14,233,906	(16,502,834)	(2,265,690)

Common stock issued for
conversion of debt	—	—	188,311,135	1,883	50,973	—	52,856

Net loss for the year ended
December 31, 2016	—	—	—	—	—	(331,231)	(331,231)

Balance, December 31, 2016	100	—	512,099,353	5,121	14,284,879	(16,834,065)	(2,544,065)

Common stock issued for
conversion of debt	—	—	140,800,000	1,408	46,699	—	48,107

Net income for the year ended
December 31, 2017	—	—	—	—	—	(8,324)	(8,324)

Balance, December 31, 2017	100	$—	652,899,353	$6,529	$14,331,578	$(16,842,389)	$(2,504,282)

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,324)	$(331,231)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on conversion of accrued interest	—	6,792
(Gain) Loss on change in fair value of derivative liability	(78,441)	184,803
Amortization of debt discounts	1,183	19,580
Loss on extinguishment of debt	—	25,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	4,312	(2,066)
Accounts payable and accrued expenses	58,383	97,122

Net Cash Used by Operating Activities	(22,887)	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	19,150	—
Proceeds from notes payable - related parties	3,737	—

Net Cash Provided by Financing Activities	22,887	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for the conversion of accrued interest	$—	$4,617
Reclassification to APIC the reduction in derivative liability due to conversion of convertible notes payable	$43,805	$12,004
Common stock issued for the conversion of convertible notes payable	$4,302	$11,235
Transfer of notes payable - related parties to convertible notes	$—	$25,000

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

d. Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the net income (loss) divided by the weighted average number of shares outstanding during each period.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart.  During the years ended December 31, 2017 and 2016, the inclusion of these common stock equivalents on the statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded. Fully diluted shares for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Basic weighted average shares outstanding	528,875,791	495,270,990
Convertible debt	168,430,399	1,158,772,636
Fully diluted weighted average shares outstanding	697,306,190	1,654,043,626

e. Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 15-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment. The Company had $-0- in accounts receivable at December 31, 2017 and 2016.

f. Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectability is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company recognized no revenue in 2017 or 2016.

g. Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2017 and 2016.

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

December 31, 2017 and 2016

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

At December 31, 2017, the Company had net operating loss carryforwards of approximately $6,512,000 which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to future use. In December 2017, Congress enacted the Tax Cuts and Jobs Act which changed the corporate income tax rate to a flat 21% for the tax year beginning in 2018.

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL Carryover (at 21% Federal, 5% State)	$1,700,400	$1,698,000
Valuation allowance	(1,700,400)	(1,698,000)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the current applicable U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Federal tax benefit at 34%	$(3,000)	$(113,000)
State tax benefit at 5%	(400)	(16,000)
Change in Valuation allowance	2,400	91,000
Impact of rate changes on NOL	1,000	38,000
	$—	$—

The Cumulative reduction in deferred tax assets and resulting valuation allowance attributable to the tax rate changes in the Tax Cuts and Jobs Act of 2018 was $841,000.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

At December 31, 2017, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2017, 2016 and 2015, and since inception.

i. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents. The Company places cash and cash equivalents at well-known quality financial institutions. Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000. The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2017 and 2016.

j. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2017 the Company had negative working capital of $2,504,282 and an accumulated deficit of $16,842,389. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and sales of common stock. The Company anticipates another net loss for the fiscal year ended December 31, 2018 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

k. Stock-based Compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined on the earlier of performance commitment date or performance completion date.

Share-based expense totaled $-0- for the years ended December 31, 2017 and 2016, respectively.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents and current liabilities (including derivative liabilities) each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

m. Options and Warrants

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 7. The individuals consist of an officer of the Company and a director of the Company. The Company received advances of $3,737 and $-0-, respectively; and made payments on these advances of $-0- and $-0-, respectively, during the years ended December 31, 2017 and 2016.

Accounts payable and accrued liabilities – related parties consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Accounts payable	$586,757	$586,757
Accrued interest	102,707	98,395
Misc. loans and advances	82,154	82,154
Total	$771,618	$767,306

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 4 CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $-0- and $1,183, respectively (A)	$23,630	$22,447
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default (B)	43,185	47,487
Convertible note payable to an entity, interest at 10%, due on demand (C)	22,400	22,400
Total Notes Payable	89,215	92,334
Less: Current Portion	(89,215)	(92,334)
Long-Term Notes Payable	$—	$—

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carried an interest rate of 8% per annum. As the loan is in default, it carries and interest rate of 24% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. As of December 31, 2017 and 2016, the Company owed balances of $23,630 and $22,447, with unamortized debt discounts of $-0- and $1,183, respectively. The derivative liability associated with this convertible note payable is discussed in Note 7.

(B) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matured on April 29, 2016 and carries an interest rate of 10% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. As of December 31, 2016, the Company owed a balance of $47,487. During 2017, the lender converted $4,302 of the note’s principal and $43,805 of its associated derivative liability into a total of 140,800,000 shares of the Company’s common stock, resulting in a principal balance of $43,185 at December 31, 2017. The derivative liability associated with this convertible note payable is discussed in Note 7.

(C) On January 12, 2016, the Company issued a promissory note in the original principal amount of $25,000 to an unrelated lender. The Note is due on demand and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion price equal to $0.00005. As of December 31, 2017 and 2016, the Company owed a balance of $22,400.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

The Company recognized amortization expense related to the debt discount of $1,183 and $19,580 for the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, interest expense on convertible notes was $8,826 and $38,010, respectively. As of December 31, 2017 and 2016, the accrued interest payable was $25,294 and $16,468, respectively, which is included in accrued expenses.

NOTE 5 DERIVATIVE LIABILITY

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

The Company determined its derivative liability to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. Assumptions used for the calculation of the derivative liability of the notes at December 31, 2017 include (1) stock price of $0.0012 per share, (2) exercise price of $0.0004 per share, (3) term between 28 and 310 days, (4) expected volatility between 177.91% and 368.72% and (5) risk free interest rate of between 0.15% and 27%.

The derivative liability at December 31, 2017 consisted of the following:

	Note Original Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, (A) from Note 4	$52,500	$67,386
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, (B) from Note 4	53,500	134,257
Totals	$106,000	$201,643

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

The derivative liability at December 31, 2016 consisted of the following:

	Note Original Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,183 (A)	$52,500	$84,744
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, (B)	53,500	239,145
Totals	$106,000	$323,889

The above convertible notes contain variable conversion features based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Due to the variable conversion terms of convertible notes (A) and (B) described in Note 4 above, it was determined at December 31, 2017 and 2016 that there was a derivative liability associated with these notes. The fair value of the derivative liability at December 31, 2017 and 2016 was $201,643 and $323,889, respectively, which are reported on the balance sheet. The Company recorded a gain on the change in the fair value of the derivative liability of $78,441 on the statement of operations for the year ended December 31, 2017. The Company recorded a loss on the change in the fair value of the derivative liability of $184,803 on the statement of operations for the year ended December 31, 2016.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 6 NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2017	December 31, 2016
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$32,100	$32,100
Notes payable to an individual, interest at 10% per annum, due on demand, unsecured	15,760	15,760
Note payable to an individual, default interest at 24% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Notes payable to an individual, interest at 8% per annum, due on demand, unsecured	19,150	—
Total Notes Payable	567,010	547,860
Less: Current Portion	(567,010)	(547,860)
Long-Term Notes Payable	$—	$—

Accrued interest at December 31, 2017 and 2016 was $240,549 and $220,516, respectively. These amounts are included in accrued expenses on the balance sheet.

START SCIENTIFIC, INC.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 7 NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2017	December 31, 2016
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$62,252	$60,901
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Notes payable to a company, non-interest bearing, due on demand, unsecured	7,418	5,032
Total Notes Payable – Related Parties	90,393	86,656
Less: Current Portion	(90,393)	(86,656)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at December 31, 2017 and 2016 was $102,707 and $98,395, respectively which is included in accounts payable and accrued liabilities – related parties.

NOTE 8 EQUITY TRANSACTIONS

On January 8, 2016, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to be issued to 5,000,000,000. The par value of both the Preferred Stock and common stock was also changed from $0.0001 to $0.00001.

During the year ended December 31, 2016, the Company issued 188,311,135 shares of its common stock for the conversion of various debt instruments in the amount of $52,856.

During the year ended December 31, 2017, the Company issued 140,800,000 shares of its common stock for the conversion of various debt instruments in the amount of $48,107.

NOTE 9 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this report. There have been no subsequent events that would require adjustment to or disclosure in the financial statements as of and for the year ended December 31, 2017.

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

As of December 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. As of December 31, 2017, the Company has 2 members of the board of directors, and does not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Compensation of Directors

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2017, the Board of Directors held no formal meetings during the fiscal year ended December 31, 2017. The remaining actions of the Board were approved by unanimous written consent.

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

For the 2017 fiscal year we are unaware of any officer, director or beneficial owner of more than 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for the two fiscal years ended December 31, 2017 and 2016, of our executive officers. Our company did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Jim Frazier	2017	$—	$—	$—	$—
Chief Executive	2016	$—	$—	$—	$—
Officer (1)

S. Arne D. Greaves	2017	$—	$—	$—	$—
Director (2)	2016	$—	$—	$—	$—

(1) Appointed September 8, 2015.

(2) Appointed May 3, 2012.

Employment Agreements

Currently Jim Frazier serves at the discretion of the Board of Directors, however, the Board of Directors intend to formalize Mr. Frazier’ relationship with the Company through an employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock (par value $0.0001 per share) as of December 31, 2017 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person serving as a director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of such date, we had 652,899,353 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Jim Frazier(4)	0	*
S. Arne D. Greaves(5)	0	*
Norris R. Harris(6)	93,486,200	14.31%
All officers and directors as a group (2 persons)	0	*

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

(3)               The calculation of percentage of beneficial ownership is based upon: (i) 652,899,353 shares of common stock outstanding as of December 31, 2017, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

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

Changes in Control

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s then-Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, as of December 31, 2017 and 2016, Mr. Harris holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, as of December 31, 2017, Mr. Harris holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 3 and 7. The individuals consist of an officer of the Company and a director of the Company. The Company received advances of $3,737 and $-0-, respectively; and made payments on these advances of $-0- and $-0-, respectively, during the years ended December 31, 2017 and 2016.

Accounts payable and accrued liabilities – related parties as of December 31, 2017 and 2016 were $771,618 and $767,306, respectively.

Notes payable to related parties as of December 31, 2017 and 2016 were $90,393 and $86,656, respectively. Accrued interest on these notes payable to related parties at December 31, 2017 and 2016 was $102,707 and $98,395, respectively which is included in accounts payable and accrued liabilities – related parties.

Director Independence

As of December 31, 2017, Arne D. Greaves is the only Director considered to be independent, inasmuch as he does not beneficially hold greater than a 10% ownership interest in our common stock and is unrelated to any of our shareholders who hold any such interest. We have not established any board committees. We hope in the future to add at least one more independent director and establish one or more board committees including, in particular, an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Pinnacle Accountancy Group of Utah (“Pinnacle”), independent registered auditing firm for the audits of the Company’s annual financial statements for the years ended December 31, 2017 and 2016, performed by Pinnacle subsequent to our engagement of Pinnacle in February 2018.

Year Ended December 31	2017	2016

Audit Fees(1)	$6,000	$8,700
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$6,000	$8,700

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

START SCIENTIFIC, INC.

Date:	August 29, 2018	By:	/s/ Jim Frazier
Jim Frazier
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jim Frazier	Chairman, Chief Executive Officer and principal financial officer	August 29, 2018

