Form 10-Q
period 2018-03-31
Start Scientific, Inc.
filed 2018-09-28
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Accelerated Filer [ ] Emerging Growth Company [X]	Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 28, 2018, the Company had issued and outstanding 745,024,353 shares of common stock.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are Prepared as of March 31, 2018 and December 31, 2017, and for the Three Months Ended March 31, 2018 and 2017.

START SCIENTIFIC, INC.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2018	2017

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$32,059	$17,799
Accrued expenses	780,956	766,604
Accounts payable and accrued liabilities - related parties	775,181	771,618
Convertible notes payable	87,715	89,215
Notes payable	567,010	567,010
Notes payable - related parties	91,217	90,393
Derivative liability	176,578	201,643

Total Current Liabilities	2,510,716	2,504,282

TOTAL LIABILITIES	2,510,716	2,504,282

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100 shares authorized,
100 and 100 issued and outstanding, respectively	—	—
Common stock, $0.00001 par value; 5,000,000,000 shares authorized,
745,024,353 and 652,899,353 shares issued and outstanding, respectively	7,450	6,529
Additional paid-in-capital	14,335,139	14,331,578
Accumulated deficit	(16,853,305)	(16,842,389)

Total Stockholders' Deficit	(2,510,716)	(2,504,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

START SCIENTIFIC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

NET REVENUES	$—	$—

OPERATING EXPENSES

Professional fees	16,760	600

Total Operating Expenses	16,760	600

LOSS FROM OPERATIONS	(16,760)	(600)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	25,065	82,749
Interest expense - related parties	(1,063)	(511)
Interest expense (including amortization of debt discount of $-0- and $1,183, respectively)	(18,158)	(19,379)

Total Other Income (Expenses)	5,844	62,859

INCOME (LOSS) BEFORE INCOME TAXES	(10,916)	62,259

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(10,916)	$62,259

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding	744,000,742	512,099,353

The accompanying notes are an integral part of these unaudited financial statements

START SCIENTIFIC, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(10,916)	$62,259
Adjustments to reconcile net loss to net
cash used by operating activities:
Gain on change in fair value of derivative liability	(25,065)	(82,749)
Amortization of debt discounts	—	1,183
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities - related parties	3,563	1,063
Accounts payable and accrued expenses	31,594	17,023

Net Cash Used by Operating Activities	(824)	(1,221)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	824	1,221

Net Cash Provided by Financing Activities	824	1,221

NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for the conversion of accrued interest	$2,982	$—
Common stock issued for the conversion of convertible notes payable	$1,500	$—

The accompanying notes are an integral part of these unaudited financial statements

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by Start Scientific, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2017, the Company has incurred operating losses of $16,842,389 from inception of the Company through December 31, 2017. The Company’s accumulated deficit at March 31, 2018 was $16,853,305 and had a working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTIES

Accounts payable and accrued liabilities – related parties consisted of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$589,257	$586,757
Accrued interest	103,770	102,707
Misc. loans and advances	82,154	82,154
Total	$775,181	$771,618

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default. The note carries a 24% interest rate in the event of default. (A)	$23,630	$23,630
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default. The note carries a 24% interest rate in the event of default. (B)	43,185	43,185
Convertible note payable to an entity, interest at 10%, due on demand (C)	20,900	22,400
Total Notes Payable	87,715	89,215
Less: Current Portion	(87,715)	(89,215)
Long-Term Notes Payable	$—	$—

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carried an interest rate of 8% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date. As of March 31, 2018 and December 31, 2017, the Company owed a balance of $23,630. The derivative liability associated with this convertible note payable is discussed in NOTE 7.

(B) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matured on April 29, 2016 and carries an interest rate of 10% per annum. The Note is due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

days previous to the conversion date. As of March 31, 2018 and December 31, 2017, the Company owed a balance of $43,185. The derivative liability associated with this convertible note payable is discussed in NOTE 7.

(C) On January 12, 2016, the Company issued a promissory note in the original principal amount of $25,000 to an unrelated lender. The Note is due on demand and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion price equal to $0.00005. During the quarter ended March 31, 2018, $1,500 of the principal balance of the note was converted into 30,000,000 shares of common stock. As of March 31, 2018 and December 31, 2017, the Company owed balances of $20,900 and $22,400, respectively.

The Company recognized amortization expense related to the debt discount of $-0- and $1,183 for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, the Company recognized interest expense on convertible notes of $1,887 and $1,637, respectively. As of March 31, 2018 and December 31, 2017, the accrued interest payable was $24,751 and $25,294, respectively, which is included in accrued expenses.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:	March 31, 2018	December 31, 2017
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$32,100	$32,100
Notes payable to individuals, interest at 10% per annum, due on demand, unsecured	15,760	15,760
Note payable to an individual, default interest at 24% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Notes payable to an individual, interest at 8% per annum, due on demand, unsecured	19,150	19,150
Total Notes Payable	567,010	567,010
Less: Current Portion	(567,010)	(567,010)
Long-Term Notes Payable	$—	$—

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

Accrued interest at March 31, 2018 and December 31, 2017 was $290,457 and $274,794, respectively, and is included in accrued expenses.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	March 31, 2018	December 31, 2017
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$62,505	$62,252
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Notes payable to a company, due on demand, unsecured	7,989	7,418
Total Notes Payable – Related Parties	91,217	90,393
Less: Current Portion	(91,217)	(90,393)
Long-Term Notes Payable – Related Parties	$—	$—

Accrued interest at March 31, 2018 and December 31, 2017 was $103,770 and $102,707, respectively and is included in accrued liabilities – related parties.

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

The Company determined its derivative liability to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2018 and December 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model.

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

The derivative liability at March 31, 2018 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, (A) from NOTE 4	$52,500	$59,000
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, (B) from NOTE 4	53,500	117,578
Totals	$106,000	$176,578

The derivative liability at December 31, 2017 consisted of the following:

	Original Note Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,183 (A)	$52,500	$67,386
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default (B)	53,500	134,257
Totals	$106,000	$201,643

The above convertible notes contain variable conversion features based on the future trading price of the Company’s common stock. Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate. Due to the variable conversion terms of convertible notes (A) and (B) described in NOTE 4 above, it was determined that there was a derivative liability associated with these notes. The fair values of the derivative liability at March 31, 2018 and December 31, 2017 were $176,578 and $201,643, respectively, which are reported on the balance sheet. The Company recorded gains on the changes in the fair values of the derivative liability of $25,065 and $82,749, on the statements of operations for the three months ended March 31, 2018 and 2017, respectively.

NOTE 8 - EQUITY TRANSACTIONS

On January 8, 2016, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to be issued to 5,000,000,000. The par value of both the Preferred Stock and common stock was also changed from $0.0001 to $0.00001.

During the year ended December 31, 2017, the Company issued an aggregate of 140,800,000 shares of its common stock for the conversion of various debt instruments in the amount of $48,107.

During the three months ended March 31, 2018, the Company issued an aggregate of 92,125,000 shares of its common stock for the conversion of various debt instruments in the amount of $4,482.

START SCIENTIFIC, INC.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of March 31, 2018 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2018 and 2017.

Revenues. The Company generated net revenues of $-0- for the three month periods ended March 31, 2018 and 2017.

Professional Fees. Professional fees consist of legal and accounting fees associated with the preparation, audits and reviews of the Company’s financial statements. Professional fees for the three months ended March 31, 2018 were $16,760 compared to $600 during the three months ended March 31, 2017. The increase is mainly the result of legal and accounting fees associated with the Company becoming current in its filings with the Securities and Exchange Commission.

Other Income (Expense). Other income and expenses for the three months ended March 31, 2018 resulted in net other income of $5,844 compared to net other income of $62,859 during the three months ended March 31, 2017. Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company in the amount of $19,221 during the three months ended March 31, 2018. Also included in this category is the gain on the change in fair value of derivative liability in the amount of $25,065 during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company incurred interest expenses of $19,890 which includes the amortization of debt discount of $1,183. Also included in this category is the gain on the change in fair value of derivative liability in the amount of $82,749 during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Start Scientific has project-based contract personnel that we utilize to carry out our business. We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services. As of March 31, 2018, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2018, the Company issued an aggregate of 92,125,000 shares of its common stock for the conversion of various debt instruments in the amount of $4,482.

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

On November 16, 2017, the Company converted into 28,000,000 shares of common stock, $370 of a note, originally issued by the Company on April 29, 2015, which decreased the derivative liability by $1,996.

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

START SCIENTIFIC, INC.

Date: September 28, 2018	By: /s/ Jim Frazier
Jim Frazier
Chief Executive Officer and Chief Financial Officer

