Form 10-K
period 2018-12-31
Start Scientific, Inc.
filed 2021-07-08
CIK 1368761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.S. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒ No

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the Pink Sheets quotation system on December 31, 2018, was approximately $521,234.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded and the closing market price has been adjusted for a reverse stock split (see Part II, Item 5(a)1 below).

As of June 30, 2021, the Company had 38,087,190 outstanding shares of common stock, par value $0.00001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

ITEM 1:  BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis set forth herein concerning Start Scientific, Inc. (hereafter, “we,” “our,” “us,” or the “Company”) contains certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results.  From time to time, we also provide forward-looking statements in other publicly released materials, both written and oral.  Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance.  These statements are identified as any statement that does not relate strictly to historical or current facts.  We use words such as “anticipates,” “intends,” “plans,” “expects,” “will,” and other words and phrases of similar meaning.  In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.

We undertake no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in our subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, we provide these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results.  It is not possible to foresee or identify all such factors.  Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties, and inaccurate assumptions.

Corporate Organization

The Company was formed in the State of Utah under the name of “Secure Networks, Inc.” on February 4, 2004, and was subsequently reincorporated in Delaware on February 14, 2007, under the name “Secure Netwerks, Inc.”  At the time of its formation, the Company was a wholly owned subsidiary of SportsNuts, Inc., a Delaware corporation traded on the OTC Electronic Bulletin Board that files reports with the Securities and Exchange Commission under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  On March 1, 2007, the shares of the Company were spun-off to the shareholders of SportsNuts, Inc.  On November 11, 2011, the Company changed its name to Start Scientific, Inc.

On December 5, 2018, the Company effected a 1 share for 2,000 shares reverse stock split, which reduced the issued and outstanding shares of common stock from 745,024,353 shares to 372,514 shares.  The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split, and all disclosure references to common stock are post-split unless otherwise indicated.

As of June 30, 2021, we had 309 shareholders of record.

The Business of the Company

Overview

Prior to March 2012, we were a computer and technology hardware reseller to businesses and other organizations.  Most of our clients were small and medium sized organizations, although we attempted to market our products and services to larger organizations.  We also outsourced technology-related services to provide a full solution basket of technology products and services including hardware, software, network development and services. Our clients consisted of some retail purchasers and small to medium-sized organizations, operating mostly in North America, but we did have occasional clients in Europe.  On April 2, 2012, the Company entered into an agreement to acquire two separate one-fourth (1/4) working interests

(collectively, the “Working Interests”) in certain oil and gas leases covering the Board of Education No. 6 Well located in Yazoo County, Mississippi ("Pickens") from Standard Energy Holdings LLC, an entity under common control. The consideration granted by the Company in exchange for the Working Interests consisted of ten million (10,000,000) shares of restricted common stock (pre-split).  The Company has properly recorded its Working Interest with the County Recorder in Yazoo County, Mississippi.

Our Oil & Gas Interests

About the Pickens Field

The first oil field discovered in Mississippi, the Tinsley field, is located 27 miles to the southwest of the Pickens Field.  The Pickens Field was discovered six months later.

The Pickens Field is located about 35 miles north of Jackson, Mississippi, in Madison and Yazoo Counties. The field was discovered by Kingwood Oil Company in March of 1940 with the drilling of the R. E. Wilburn No.1, which is located in Section 31 of T12N-R3E, Yazoo County.  The R.E. Wilburn was completed open hole in the Eutaw Wilburn sand at a depth of 4878-4889 feet, and initially tested 1013 barrels per day of 40 gravity oil and eventually produced 356,489 barrels of oil over its lifetime.

Pickens Field was discovered six months after the discovery of the Tinsley Field in western Yazoo County, and was the fourth field discovered in Mississippi.  Pickens Field has produced 20,441,487 barrels of oil from the Eutaw Wilburn sand, approximately 2,000,000 barrels of oil from the Selma Chalk, and approximately 100,000 barrels of oil from the Tuscaloosa and Lower Cretaceous.

The Pickens Field is a ten-mile-long northwest-southeast trending fault line trap with up-thrown fault blocks and structural closer.  The Selma Chalk and the Tuscaloosa reservoirs are also associated with the same type of trapping mechanisms.  Pickens is located near the western end of the Pickens-Gilbertown fault system, which begins west of the Pickens Field, and extends to the southeast through the producing oil regions of Scott, Jasper, and Clarke counties Mississippi, and ending at the Gilbertown Field in Choctaw County, Alabama. This fault system is also located at the northern end of the Mississippi Interior Salt Basin and has had many oil fields discovered along its trend.

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

The John McGowan Company and Clement & Stover subsequently drilled other Chalk wells after the successful completion of the Thomas well.  These operators would typically run a Drill Stem Test to see if the Chalk would show oil.  This was a fairly successful technique but was not always an indication of whether a well would be productive or not. McGowan and Clement & Stover, however, completed the more successful wells in the field such as the Varnado, the Livingston and the Bridgforth.  Out of the 27 Chalk wells completed at the Pickens Field, the average cumulative production was 65,734 BO. However, the better producers in the field were the H. R. Varnado No. 1, the No. 2 Board of Supervisors, the Stewart Bridgforth No. 2, and the Livingston No. 1.  These four wells averaged 263,000 BO per well. Drilling in the more permeable part of the field along with cutting the fault at the optimum depth most likely led to the higher recovery.

The No. 2 Board of Supervisors was drilled by Clement & Stover and is located in Section 16 of T12N-2E of Yazoo County.  This well was completed in the Chalk open-hole and no log was run. The initial test was 64 BO and 8 BW per day and produced 287,482 BO cumulatively. This well steadily produced an average of 4472 barrels of oil per month (149 per day) for the first four years before it began to decline.  The Clement-Stover/Stewart Bridgforth No. 2 flowed 168 BO and 48 BW per day on the initial test and produced a total of 213,500 BO. The McGowan/H. R. Varnado No.1 tested 156 BO per day and produced a total of 440,000 BO cumulatively. The Clement-Stover/Livingston No.1 tested 112 BO and 128 BW per day and produced a total of 110,000 BO.

In March of 1996, G&S Oil Company re-entered the Palmer Petroleum/Bridgforth No.1 and completed in the Selma Chalk from 4180 to 4230.  The well flowed 380 BOPD with no water and 225 pounds of tubing pressure. Cumulative oil production is 49,496 barrels. A fault cut the Chalk in the top 150 feet of the section.  The pay section shows no SP response and resistivity of 7 ohms.  This well did not flow oil until it was acidized with Hydrochloric acid. After reviewing various Selma Chalk completions in the Pickens Field, it seems that the wells that cut a fault in the top 100 feet of the Chalk section performed better than the ones that did not. Acidizing (HCL) after perforating is also important for a successful completion.

We believe that there is potential remaining in the Selma Chalk at the Pickens Field. New locations should be drilled directly on the down-thrown side of the main faults allowing a fault cut in the top 100 feet of the Chalk section.  In the Northwest portion of the Pickens Field, the chalk is more permeable and should have a higher-than-average recovery of oil.

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

Environmental impacts of oil and gas production include produced water and drilling waste.  Wastes that cannot be reused or recycled must be stored or disposed of in some manner, increasing the land area affected by oil and gas extraction and raising concerns over potential leaking of drilling fluids and other wastes from storage sites.  Some petroleum industry operations have been responsible for water pollution through by-products of refining and oil spills. The combustion of fossil fuels produces greenhouse gases and other air pollutants as byproducts. Pollutants include nitrogen oxides, sulfur dioxide, volatile organic compounds, and heavy metals.

Employees

As of December 31, 2018, we had 4 part-time contractors, to pursue our business as an oil and gas exploration and development company.  There exists a significant amount of competition for skilled personnel in the oil and gas services industry.  Nevertheless, we expect to continue to use consultants, contract labor, attorneys, and accountants, as necessary.

ITEM 1A.  RISK FACTORS

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our corporate offices located at 521 Wilshire Blvd., Suite 101, Oklahoma City, OK 73116.

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

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s common stock during the calendar year ended December 31, 2018 – as adjusted for the 2,000:1 reverse stock split on December 5, 2018:

	High	Low
First Quarter 2018	$ 7.8000	$ 1.4000
Second Quarter 2018	$ 18.6000	$ 2.8000
Third Quarter 2018	$ 31.8000	$ 4.0000
Fourth Quarter 2018	$ 10.0000	$ 1.4000

The following table sets forth, for the periods indicated, the high and low closing sales prices as quoted on the Pink Sheets, of shares of the Company’s Common Stock during the calendar year ended December 31, 2017 – as adjusted for the 2,000:1 reverse stock split on December 5, 2018:

	High	Low
First Quarter 2017	$ 0.6000	$ 0.2000
Second Quarter 2017	$ 0.6000	$ 0.2000
Third Quarter 2017	$ 0.6000	$ 0.2000
Fourth Quarter 2017	$ 5.6000	$ 0.2000

(2)  Holders.

As of June 30, 2021, the Company had approximately 309 holders of record of its common stock.

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

(4) Securities Authorized for Issuance Under Equity Compensation Plans.

None

(b) Recent Sales of Unregistered Securities.

All issuances listed below have been adjusted for the 2,000:1 reverse stock split on December 4, 2018:

On January 4, 2018, the Company issued 15,000 shares of common stock upon conversion of $1,150 of convertible debt, originally issued on April 29, 2015, and accrued interest.  The shares were issued at a price of $0.00004 per share.

On January 4, 2018, the Company issued 31,063 shares of common stock upon conversion of $5,964 of convertible debt, originally issued on April 29, 2015, and accrued interest.  The shares were issued at a price of $0.192 per share.

On November 30, 2017, the Company issued 15,500 shares of common stock upon conversion of $1,730 of convertible debt, originally issued on April 29, 2015, and accrued interest.  The shares were issued at a price of $0.1116 per share.

On November 28, 2017, the Company issued 14,750 shares of common stock upon conversion of $1,610 of convertible debt, originally issued on April 29, 2015, and accrued interest.  The shares were issued at a price of $0.0075 per share.

On November 16, 2017, the Company issued 14,000 shares of common stock upon conversion of $370 of convertible debt, originally issued on April 29, 2015, and accrued interest.  The shares were issued at a price of $0.2353 per share.

On November 9, 2017, the Company issued 13,400 shares of common stock upon conversion of $322 of convertible debt, originally issued on April 29, 2015, and accrued interest.  The shares were issued at a price of $0.024 per share.

On November 3, 2017, the Company issued 12,750 shares of common stock upon conversion of $270 of convertible debt, originally issued on April 29, 2015, and accrued interest.  The shares were issued at a price of $0.0212 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of the Company’s financial condition and results of operations in conjunction with the audited financial statements and related notes included in this registration statement.   This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language.  Actual results could differ materially from those projected in the forward-looking statements.  You should carefully consider the information set forth above under Item 1 of this Part I under the caption “Risk Factors” in addition to the other information set forth in this registration statement.  We caution you that the Company’s business and financial performance is subject to substantial risks and uncertainties.

Overview

Prior to April 2012, we were a reseller of technology-related hardware and software, including laptops, desktops, networking devices, telecommunication systems and networks, servers, and software.  In April 2012, in connection with the acquisition of the two-separate twenty-five percent (25%) working interests in certain oil and gas leases located in Yazoo County, Mississippi in the Pickens Field, our principal business became the exploration, development, and production of oil and gas interests.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the years ended December 31, 2018 and 2017.

Revenue.  The Company generated net revenue of $-0- for both the years ended December 31, 2018 and 2017. The lack of revenues is mainly the result of no oil and gas exploration as the Company continues to develop its business strategy.

Cost of Sales.  Cost of sales for both the years ended December 31, 2018 and 2017 was $-0-.  This is a product of zero sales as a result of no oil and gas exploration.

Professional Fees.  Professional fees for the years ended December 31, 2018 and 2017, were $68,339, compared to $5,630 during the year ended December 31, 2017.  The increase is mainly the result of very little business activity in 2017.  The Company also incurred more accounting and legal fees in 2018 in order to prepare its financial reports for the Securities and Exchange Commission.  The change of our business to an oil and gas exploration, development, and production company will result in an increase in professional fees.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the years ended December 31, 2018 and 2017, were $195 and $4,600, respectively.  These costs are comprised of advertising, rent and office expense, and other administrative expenses.  We expect these expenses will increase in the future as the Company expands its business.

Other Income (Expenses).  For the years ended December 31, 2018  and December 31, 2017 we recorded other income of $51,249 and $1,906, respectively.  Other income during 2018 was comprised of the gain on settlement of debt of $53,029 plus again on the change in fair value of derivative liability of $83,847 offset by interest expense of $85,627.  Other income incurred in 2017 was comprised of the gain in the change in fair value of derivative liability of $78,441 offset by interest expense of $76,535 and  amortization of the debt discount of $1,183.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

We have four project-based contract personnel that we utilize to carry out our business.  We utilize contract personnel on a continuous basis, primarily in connection with our reporting obligations under the Securities Exchange Act of 1934.  We expect to hire more full-time employees in the future.  Although competition for personnel in the oil and gas industry is intense, we do not believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  During the year ended December 31, 2018, we received $58,720 in notes payable, all of which was utilized to cover operating costs.  During the year ended December 31, 2017, we received $22,887 in notes payable, all of which was utilized to cover operating activities.  As of December 31, 2018, and 2017, we had $-0- and $-0- respectively in cash and cash equivalents.  We expect to secure additional debt or equity capital to finance substantial business development initiatives or acquire additional oil and gas interests.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Start Scientific, Inc.

24 Quaker Lane

Warwick, RI  02886

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Start Scientific, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

June 28, 2021

START SCIENTIFIC, INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,242	$17,799
Accrued expenses	371,008	766,604
Accounts payable and accrued - related parties	32,593	771,618
Convertible notes payable	87,715	89,215
Notes payable	629,356	567,010
Note payable related party	204,380	90,393
Derivative instrument liability	117,796	201,643
Total current liabilities	1,460,090	2,504,282

Total liabilities	1,460,090	2,504,282

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock - $0.00001 par value, authorized - 100 shares; issued and outstanding, 100 and 100 shares, respectively	-	-
Common stock - $0.00001 par value, authorized - 5,000,000,000 shares; issued and outstanding - 373,174 and 373,174 shares issued and outstanding, respectively	4	4
Additional paid-in capital	15,399,580	14,338,103
Accumulated deficit	(16,859,674)	(16,842,389)
Total stockholders' deficit	(1,460,090)	(2,504,282)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2018	December 31, 2017

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	68,339	5,630
Other selling, general and administrative	195	4,600
Total operating expenses	68,534	10,230

LOSS FROM OPERATIONS	(68,534)	(10,230)

OTHER INCOME / (EXPENSE):
Gain on settlement of debt	53,029	-
Gain on change in fair value of derivative liability	83,847	78,441
Interest expense - related parties	(11,513)	(1,549)
Interest expense (including amortization of debt discount of $-0- and $1,183, respectively)	(74,114)	(74,986)
Total other Income (Expenses)	51,249	1,906

Net loss	$(17,285)	$(8,324)

Per share data
Net loss per share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of shares outstanding- basic and diluted	373,174	373,174

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock - Par $0.00001		Common Stock - Par $0.00001		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2017	100		256,051	$ 3	$ 14,289,997	$ (16,834,065)	$ (2,544,065)

Issuance of stock for:
Conversion of debt	-		70,400	1	48,106	-	48,107

Net loss	-	-				(8,324)	(8,324)

Balance, December 31, 2017	100	-	326,451	4	14,338,103	(16,842,389)	(2,504,282)

Issuance of stock for:
Conversion of debt and accrued interest	-	-	45,063	-	4,482	-	4,482
Settlement of related party debt	-	-	-	-	1,056,995	-	1,056,995

Net loss	-	-		-		(17,285)	(17,285)

Balance, December 31, 2018	100	-	371,514	4	15,399,580	(16,859,674)	(1,460,090)

The accompanying notes are an integral part of these audited financial statements

START SCIENTIFIC, INC.
STATEMENTS OF CASH FLOWS

	For the years Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net loss	$ (17,285)	$ (8,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(53,029)	-
Change in fair value of derivative liability	(83,847)	(78,441)
Amortization of deferred financing costs	-	1,183
Changes in operating asset and liability account balances:
Accounts payable and accrued expenses - related parties	(15,667)	4,312
Accounts payable and accrued expenses	111,108	58,383
Net cash used in operating activities	(58,720)	(22,887)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	54,846	19,150
Proceeds from notes payable - related parties	3,874	3,737
Net cash provided by financing activities	58,720	22,887

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$ -	$ -

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Reclassification to APIC of the reduction in derivative liability due to conversion of convertible notes payable	$ -	$ 43,805
Common stock issued for the conversion of accrued interest	$ 2,982	$ -
Common stock issued for the conversion of convertible notes payable	$ 1,500	$ 4,302
Transfer of accounts payable to notes payable - related parties	$ 196,233	$ -
Transfer of accrued liabilities to notes payable	$ 7,500	$ -
Settlement of related party debt charged to additional paid in capital	$ 1,056,995	$ -

The accompanying notes are an integral part of these audited financial statements

NOTE 1.     ORGANIZATION AND NATURE OF BUSINESS

Start Scientific, Inc. (the Company) was formed in the state of Utah on February 4, 2004, with authorized common stock of 10,000,000 shares. The Company was subsequently reincorporated in the State of Delaware on February 14, 2006 with authorized common stock of 5,000,000,000 shares and authorized preferred stock of 100 shares.  Both classes of stock have a par value of $0.00001 per share.

On December 5, 2018, the Company effected a 1 share for 2,000 shares reverse stock split, which reduced the issued and outstanding shares of common stock from 745,024,353 shares to 373,174 shares.  The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split, and all disclosure references to common stock are post-split unless otherwise indicated.

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

NOTE 2.     GOING CONCERN

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has an accumulated deficit of $16,859,674 and had a net loss of $17,285 for the year ended December 31, 2018. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

NOTE 3.     SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year end is December 31.

b)  Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates included are assumptions about collection of accounts receivable, useful life of fixed and intangible assets, impairment analysis of goodwill and intangible assets, estimates used in the fair value calculation of stock-based compensation, beneficial conversion feature and derivative liability on convertible notes and warrants using Black-Scholes Model.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

d)   Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of accounts payable, accrued liabilities, notes payable and convertible notes payable and amounts due to related parties. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

e)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	As of
	December 31,
	2018	2017
Convertible notes payable	28,155	59,038

f)   Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)   Revenue Recognition

The Company recognizes revenue in accordance with ASC-605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred, or title has passed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Revenues are recognized upon shipment, provided that a signed purchase order has been received, the price is fixed, title has transferred, collection of resulting receivables is reasonably assured, and there are no remaining significant obligations. Reserves for sales returns and allowances, including allowances for so called “ship and debit” transactions, are recorded at the time of shipment, based on historical levels of returns and discounts, current economic trends and changes in customer demand. Certain internet generated transactions that are prepaid at time of order, are recognized at the time the merchandise ships from the warehouse to the customer.

Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

h)   Allowance for doubtful accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the accounts receivable.  The Company regularly reviews the adequacy of the Company’s allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received.  The Company also establishes an unallocated reserve that is applied to all amounts that are not specifically identified.  In determining specific receivables where collections may not have been received, the Company reviews past due receivables and gives consideration to prior collection history and changes in the customer’s overall business condition.  The allowance for doubtful accounts reflects the Company’s best estimate as of the reporting dates.

At December 31, 2018 and 2017, the Company had no allowance for doubtful accounts as it had no accounts receivable in those periods.

i)  Related Party Transactions

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

j)  Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services.

The effective date for ASU 2016-10 is the same as the effective date of ASU 2016-08 and ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.

Effective January 1, 2018, the Company will adopt the requirements of Topic 606 using the modified retrospective method. Upon adoption, the Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Using the modified retrospective method of adoption, the comparative information for periods prior to 2018 will not be restated and instead will continue to be reported under the accounting standards in effect for those periods.

The Company anticipates that the adoption of the new standard will not result in a material difference between the recognition of revenue under Topic 606 and prior accounting standards. In addition, to meet the disaggregation disclosure requirements under Topic 606, the Company anticipates its disclosure of revenue disaggregation will be by major product group, geographic area and major sales channels.

Business Combinations. In January 2017, the FASB issued authoritative guidance that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The authoritative guidance will be effective for Start Scientific in the first quarter of fiscal 2019 on a prospective basis, with early adoption permitted. The impact of the adoption depends on the facts and circumstances of future acquisition or disposal transactions.

Income Taxes: Intra-Entity Asset Transfers. In October 2016, the FASB issued authoritative guidance that requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory.  The authoritative guidance will be effective for Start Scientific in the first quarter of fiscal 2019, with early adoption permitted. Start Scientific is implementing this new guidance on Start Scientific’s consolidated financial statements effective in the first quarter of 2019.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued authoritative guidance which addresses classification of certain cash receipts and cash payments related to the statement of cash flows. The authoritative guidance will be effective for Start Scientific in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a significant impact on Start Scientific’s consolidated financial statements.

Leases. In February 2016, the FASB issued authoritative guidance for lease accounting, which requires lessees to recognize lease assets and liabilities on the balance sheet for certain lease arrangements that are classified as operating leases under the previous standard, and to provide for enhanced disclosures. The authoritative guidance will be effective for Start Scientific in the first quarter of fiscal 2019 and should see Start Scientific using a modified retrospective approach. Early adoption is permitted. Start Scientific is currently evaluating the effect of this new guidance on Start Scientific’s consolidated financial statements.

Financial Instruments: Classification and Measurement. In January 2016, the FASB issued authoritative guidance that requires equity investments that do not result in consolidation, and are not accounted for under the equity method, to be measured at fair value, and requires recognition of any changes in fair value in net income unless the investments qualify for a new practicability exception. For financial liabilities measured at fair value, the change in fair value caused by a change in instrument-specific credit risk will be required to be presented separately in other comprehensive income. The authoritative guidance will be effective for Start Scientific, in the first quarter of fiscal 2019. Early adoption is permitted only for the provisions related to the recognition of changes in fair value of financial liabilities caused by instrument-specific credit risk.  Start Scientific is currently evaluating the effect of this new guidance on Start Scientific’s consolidated financial statements.

k)   Inventory

Inventories are stated at the lower of cost or net realizable value and consist of finished goods produced in accordance with Company specifications, work-in-process as such may exist from time to time at various supplier locations that may work with Company supplied goods and materials, and raw materials that are purchased in connection with upcoming seasonal production of goods.

l) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

m) Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

n) Long Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

o) Advertising

Advertising is expensed as incurred and is included in selling costs on the accompanying consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2018 and 2017 was $-0- and $-0-, respectively.

p) Income Taxes

The Company follows FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2018, the Company had net operating loss carryforwards of approximately $1,706,300 which may be offset against future taxable income through 2038. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

Components of deferred tax assets were approximately as follows:

As at December 31,	2018	2017
Net operating loss carry forward	$ 1,456	$ 126,256
Accrued liabilities	-	-
Valuation allowance	(1,456)	(126,256)
Total	$ -	$ -

Reconciliation between the statutory United States corporate income tax rate (21% for 2018 and 34% for 2017) and the effective income tax rates based on continuing operations is as follows:

Year ended December 31,	2018	2017
Expected Federal Income tax benefit	$ (100,800)	$ (1,176)
Expected State Income Tax benefit, net	(24,000)	(280)
Permanent and other differences	1,404,000	9,518
Change in valuation allowance	(1,279,200)	(8,062)
Total	$ -	$ -

At December 31, 2018, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2018, and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

q)  Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places cash and cash equivalents at well-known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000.  The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2018 and 2017.

r)  Stock-based Compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 718, “Equity-Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined on the earlier of performance commitment date or performance completion date.

Share-based expense totaled $-0- for the years ended December 31, 2018 and 2017, respectively.

s) Options and Warrants

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

NOTE 4.    RELATED PARTY TRANSACTIONS

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 8.  The individuals consist of an officer of the Company and a director of the Company.  The Company received advances of $3,874 and $3,737, respectively; and made payments on these advances of $82,154 and $-0-, respectively, during the years ended December 31, 2018 and 2017.

Accounts payable and accrued liabilities – related parties consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Accounts payable	$ 4,500	$ 586,757
Accrued interest	28,093	102,707
Misc. loans and advances	-	82,154
Total	$ 32,593	$ 771,618

In December 2018, several related parties proposed that various debts owed to them by the Company be contributed to the Company.  These included accounts payable, accrued interest, and certain loans and advances totaling $1,056,995 made by them in previous years.  The Company accepted their offer and recorded a Settlement of Related Party Debt - the offset was to Additional Paid in Capital.

NOTE 5.     CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2018	December 31, 2017
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $-0- and $1,183, respectively (A)	$ 23,630	$ 23,630
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default (B)	43,185	43,185
Convertible note payable to an entity, interest at 10%, due on demand (C)	20,900	22,400
Total Notes Payable	87,715	89,215
Less: Current Portion	(87,715)	(89,215)
Long-Term Notes Payable	$ -	$ -

(A) On February 25, 2015, the Company issued a promissory note in the original principal amount of $52,500 to a lender. The Note matured on February 25, 2016 and carried an interest rate of 8% per annum. As the loan is in default, it carries and interest rate of 24% per annum.  The Note was at the maturity date, due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 60% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date.  As of December 31, 2018 and 2017, the Company owed balances of $23,630 and $23,630, with unamortized debt discounts of $-0- and $1,183, respectively.  The derivative liability associated with this convertible note payable is discussed in Note 6.

(B) On April 29, 2015, the Company issued a promissory note in the original principal amount of $53,500 to a lender. The Note matured on April 29, 2016 and carries an interest rate of 10% per annum. The Note was at the maturity date, due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 55% discount to the lowest trading price as reported on the OTCQB for the fifteen trading days previous to the conversion date.  As of December 31, 2018, and 2017, the Company owed a balance of $43,185.  The derivative liability associated with this convertible note payable is discussed in Note 6.

(C) On January 12, 2016, the Company issued a promissory note in the original principal amount of $25,000 to a lender. The Note is due on demand and carries an interest rate of 10% per annum. The Note shall be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a conversion price equal to $0.00005.  During the year ended December 31, 2018, $1,500 of the principal balance of the note was converted into 30,000,000 shares of common stock.  As of December 31, 2018 and 2017, the Company owed balances of $20,900 and $22,400, respectively.

The Company recognized amortization expense related to the debt discount of $-0- and $1,183 for the years ended December 31, 2018 and 2017, respectively, resulting in $0 unamortized debt discount at December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, interest expense on convertible notes was $8,690 and $8,826, respectively.  As of December 31, 2018 and 2017, the accrued interest payable was $31,002 and $25,294, respectively, which is included in accrued expenses.

NOTE 6.    DERIVATIVE LIABILITY

The Company analyzed the convertible notes for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the conversion options associated with two of its convertible notes from Note 4 above should be classified as a derivative liability since the conversion options became effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement.

The Company determined its derivative liability to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2018 and 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each conversion option is estimated using the Black-Scholes valuation model. Assumptions used for the calculation of the derivative liability of the notes at December 31, 2018 include, (3) term between 28 days and 1040 days, (4) expected volatility  between 177.91% and 368.72% and (5) risk free interest rate of between 0.15% and 27%.

The derivative liability at December 31, 2018 consisted of the following:

	Note Original Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, (A) from Note 4	$ 52,500	$ 39,349
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, (B) from Note 4	53,500	78,447
Totals	$ 106,000	$ 117,796

The derivative liability at December 31, 2017 consisted of the following:

	Note Original Face Value	Derivative Liability
Convertible note payable to an entity, interest at 8%, due on February 25, 2016, in default, net of discount of $1,183 (A)	$ 52,500	$ 67,386
Convertible note payable to an entity, interest at 10%, due on April 29, 2016, in default, (B)	53,500	134,257
Totals	$ 106,000	$ 201,643

The above convertible notes contain variable conversion features based on the future trading price of the Company common stock.  Therefore, the number of shares of common stock issuable upon conversion of the notes is indeterminate.  Due to the variable conversion terms of convertible notes (A) and (B) described in Note 4 above, it was determined at December 31, 2018 and 2017 that there was a derivative liability associated with these notes.  The fair value of the derivative liability at December 31, 2018 and 2017 was $117,796 and $201,643, respectively, which are reported on the balance sheet.  The Company recorded a gain on the change in the fair value of the derivative liability of $83,847 and $78,441 on the statement of operations for the years ended December 31, 2018 and 2017, respectively.

NOTE 7.    NOTES PAYABLE

Notes payable consisted of the following:	December 31, 2018	December 31, 2017
Note payable to a company, interest at 24% per annum, due on demand, unsecured	$ 25,000	$ 32,100
Notes payable to an individual, interest at 10% per annum, due on demand, unsecured	15,760	15,760
Note payable to an individual, default interest at 24% per annum, due on August 27, 2012, unsecured, in default	100,000	100,000
Notes payable to an individual, interest at 6% per annum, due on July 13, 2013, unsecured, in default	100,000	100,000
Notes payable to individuals, interest at 8% per annum, due on August 30, 2013 and September 9, 2013, unsecured, in default	300,000	300,000
Notes payable to an individual, interest at 8% per annum, due on demand, unsecured	73,996	19,150
Notes payable to a company, interest at 8% per annum, due on demand, unsecured	14,600	19,150
Total Notes Payable	629,356	567,010
Less: Current Portion	(629,356)	(567,010)
Long-Term Notes Payable	$ -	$ -

Accrued interest at December 31, 2018 and 2017 was $340,080 and $274,794, respectively.  These amounts are included in accrued expenses on the balance sheet.

NOTE 8.     NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2018	December 31, 2017
Note payable to a related individual, interest at 24% per annum, due on demand, unsecured	$ -	$ 62,252
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	16,578	16,578
Note payable to a related individual, interest at 10% per annum, due on demand, unsecured	4,145	4,145
Notes payable to companies, interest at 8%, due on demand, unsecured	182,160	7,418
Notes payable to a company, non-interest bearing, due on demand, unsecured	1,497	7,418
Total Notes Payable – Related Parties	204,380	90,393
Less: Current Portion	$ (204,380)	$ (90,393)
Long-Term Notes Payable – Related Parties	$ -	$ -

Accrued interest at December 31, 2018 and 2017 was $21,497 and $102,707, respectively which is included in accounts payable and accrued liabilities – related parties.

NOTE 9.    EQUITY TRANSACTIONS

On January 8, 2016, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of common stock to be issued to 5,000,000,000.  The par value of both the Preferred Stock and common stock was also changed from $0.0001 to $0.00001.

On December 5, 2018, the Company effected a 1 share for 2,000 shares reverse stock split which reduced the issued and outstanding shares of common stock from 745,024,353 shares to 372,514 shares.  The accompanying financial statements have been retroactively adjusted to reflect this reverse stock split.

During the year ended December 31, 2018, the Company issued 46,063 shares (as adjusted for the December 5, 2018 reverse stock split) of its common stock for the conversion of accrued interest in the amount of $2,982 and conversion of convertible notes of $1,500.

During the year ended December 31, 2017, the Company issued 70,400 shares (as adjusted for the December 5, 2018 reverse stock split) of its common stock for the conversion of various debt instruments in the amount of $48,107.

During the year ended December 31, 2018, the Company negotiated with related parties for the settlement of accounts payable and other liabilities of the Company.  The amount settled of $1,056,995 was recorded as additional paid in capital. No consideration was exchanged for this settlement.

NOTE 10.   SETTLEMENT OF DEBT

During the year ended December 31, 2018, the Company negotiated with non-related party creditors for the settlement of accounts payable and other liabilities of the Company.  This resulted in a gain on the settlement of debt in the amount of $53,029 as shown on the statement of operations.

NOTE 11.   SUBSEQUENT EVENTS

The Company has evaluated subsequent for the period of December 31, 2018 through the date the financial statements were issued and identified the following significant events for disclosure.

In July 2020, the Company entered into a settlement agreement with an investor who had brought a claim against the Company for an alleged breach of contract, and fraudulent inducement to contract.  Under the terms of the settlement, the Company issued 2,714,016 common shares, and 100 Series A preferred shares.

In July 2020, Erwin Vahlsing, Jr. was appointed as Chief Financial Officer for the Company.

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

As of December 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. As of December 31, 2018, the Company lacks proper oversight, as it only has 2 members of the board of directors and does not have a formal audit committee. In addition, the Company does not have adequate personnel to ensure sufficient segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(1) Appointed September 8, 2015.

(2) On August 16, 2013, Mr. Greaves resigned as Chief Executive Officer, but as of December 31, 2016, is still a director of the Company.

Jim Frazier, 53, Chief Executive Officer and Chairman of the Board. Mr. Frazier is an Oil and Gas executive with over 30 years of experience with three public exploration and production companies. Mr. Frazier has experience working on projects in Oklahoma, Mississippi, New Mexico, the Rocky Mountains, Texas, Canada, Venezuela, and Columbia. Mr. Frazier has worked managed all levels and supervised all disciplines of the industry including geological, engineering, project planning and budget, reserve, regulatory, tax, audit and legal. Mr. Frazier has successfully presented various projects to shareholders, board of directors, investors, and marketing outlets. Mr. Frazier has a proven track record in building results-oriented organizations and teams, optimizing operations for increasing revenues and controlling costs. Mr. Frazier is currently an independent energy consultant based out of Oklahoma City, OK, since March 2014 to the present. Additionally, Mr. Frazier was CFO of the Asset Servicing Group, an Insurance and Real Estate investment holding company from February 2010 to March 2014, and CFO of a TSX listed Canadian offshore oil and gas exploration company from October 2008 to February 2010. Mr. Frazier was President and CEO of Orbit Petroleum, an OTC:BB domestic oil and gas producer from 2004 to 2009. Mr. Frazier also served as Chief Financial Officer for a NASDAQ International Oil and Gas company, from1997 to 2002. Mr. Frazier was a Vice President with Chase Manhattan bank from the early 1980's to early 90's working primarily in securities and later commercial lending and credit. Mr. Frazier has been an Executive Director and manager for Red Rock Capital, an Oklahoma based commercial lending correspondent since 1996. Mr. Frazier earned his Economics degree from Fordham University and advanced certifications in Investment & Finance from the New York Institute of Finance.

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

Compensation of Directors

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2018, the Board of Directors held no formal meetings during the fiscal year ended December 31, 2018. The remaining actions of the Board were approved by unanimous written consent.

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

For the 2018 fiscal year we are unaware of any officer, director or beneficial owner of more than 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation, for the two fiscal years ended December 31, 2018 and 2017, of our executive officers. Our company did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Jim Frazier	2018	$ —	$ —	$ —	$ —
Chief Executive	2017	$ —	$ —	$ —	$ —
Officer (1)

S. Arne D. Greaves	2018	$ —	$ —	$ —	$ —
Director (2)	2017	$ —	$ —	$ —	$ —

(1) Appointed September 8, 2015.

(2) Appointed May 3, 2012.

Employment Agreements

Currently Jim Frazier serves at the discretion of the Board of Directors, however, the Board of Directors intend to formalize Mr. Frazier’ relationship with the Company through an employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock (par value $0.0001 per share) as of December 31, 2017 by (i) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person serving as a director or executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of such date, we had 374,174 shares of common stock outstanding (adjusted for 2,000:1 reverse stock split).

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Jim Frazier(4)	0	*
S. Arne D. Greaves(5)	0	*
Norris R. Harris(6)	46,743	12.49%
All officers and directors as a group (2 persons)	0	*

* Indicates ownership of less than 1%.

(1)The address of each officer, director, and beneficial owner is c/o the Company, 521 Wilshire Blvd., Suite 101, Oklahoma City, OK 73116.

(2)The number of shares of common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days. Excludes shares of Series A Preferred Stock beneficially held by Standard Energy Holdings, LLC that are not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote.

(3)The calculation of percentage of beneficial ownership is based upon: (i) 652,899,353 shares of common stock outstanding as of December 31, 2017, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)Chief Executive Officer, Secretary, and Chairman of the Board of Directors.

(5)Former Chief Executive Officer and member of the Board of Directors.

(6)Former Chief Executive Officer, Secretary, and Chairman of the Board of Directors. Includes 93,486,200 shares of common stock held by Standard Energy Holdings LLC. Mr. Harris is the beneficial owner of Standard Energy Holdings LLC. Excludes 100 shares of Series A Preferred Stock held by Mr. Harris. The Series A Preferred Stock carries no dividend, distribution, or liquidation, or common stock conversion rights, but holds 10,000,000 votes per share, enabling Mr. Harris to unilaterally control the election of the Board of Directors. If the Series A Preferred Stock is taken into account in determining percentage of beneficial ownership, Mr. Harris would beneficially hold 72.32% of the voting shares of the Company.

Changes in Control

On August 13, 2015, Kenneth I. Denos, the Company’s controlling shareholder assigned all 100 shares of Series A Preferred Stock (the “Control Stock”) of Start Scientific, Inc. (the “Company”) to the Company’s then-Chief Executive Officer and Chairman Norris R. Harris. The Control Stock is not convertible into common stock but collectively hold 1,000,000,000 voting rights and are entitled to vote together with holders of common stock on all such matters upon which common stockholders may vote. As a result, as of December 31, 2017 and 2016, Mr. Harris holds a controlling beneficial interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. As of December 31, 2018, Mr. Harris is no longer associated with the Company.

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

The Company issued certain promissory notes to related individuals and/or their companies as disclosed in Note 3 and 7. The individuals consist of an officer of the Company and a director of the Company. The Company received advances of $3,874 and $3,737, respectively; and made payments on these advances of $-0- and $-0-, respectively, during the years ended December 31, 2018 and 2017.

Accounts payable and accrued liabilities – related parties as of December 31, 2018 and 2017 were $32,593 and $771,618, respectively.

Notes payable to related parties as of December 31, 2018 and 2017 were $204,380 and $90,393, respectively. Accrued interest on these notes payable to related parties at December 31, 2018 and 2017 was $106,985 and $102,707, respectively which is included in accounts payable and accrued liabilities – related parties.

Director Independence

As of December 31, 2018, Arne D. Greaves is the only Director considered to be independent, inasmuch as he does not beneficially hold greater than a 10% ownership interest in our common stock and is unrelated to any of our shareholders who hold any such interest. We have not established any board committees. We hope in the future to add at least one more independent director and establish one or more board committees including, in particular, an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Pinnacle Accountancy Group of Utah (“Pinnacle”), independent registered auditing firm, for the audits of the Company’s annual financial statements for the years ended December 31, 2018 and 2017, performed by Pinnacle subsequent to our engagement of Pinnacle in February 2018, and all fees billed for other services rendered by Pinnacle for those periods.

Year Ended December 31	2018	2017

Audit Fees(1)	$ 6,000	$ 6,000
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$ 6,000	$ 6,000

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

START SCIENTIFIC, INC.

Date:	July 8, 2021	By:	/s/ Erwin Vahlsing, Jr.
Erwin Vahlsing, Jr.
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Erwin Vahlsing, Jr.	Chief Financial Officer	July 8, 2021